Form 10QSB
period 1998-09-30
ADMIRALTY BANCORP INC
filed 1998-11-17
CIK 1066808

''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

                                   FORM 10-QSB
                                   (Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1998

or

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________  to  _____________

                         Commission file number 0-24891


                             ADMIRALTY BANCORP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


              DELAWARE                                          22-3543338
   ------------------------------                         --------------------
   State or Other Jurisdiction of                         ( I.R.S.  Employer
   Incorporation or Organization)                          Identification No.)


 4400 PGA BOULEVARD, PALM BEACH GARDENS, FLORIDA                  33410
 -----------------------------------------------                ----------
   (Address of Principal Executive Offices)                     (Zip Code)


                                 (561) 624-4100
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)


               ---------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes       No X
                                         ---      ---

As of October 30, 1998 there were 2,216,640 shares of common stock, including both Class A and Class B shares of Common Stock, outstanding.

'''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''''

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY
                             AND PREDECESSOR COMPANY

                                                     CONSOLIDATED BALANCE SHEETS


                                                                             Admiralty Bancorp, Inc.         |
                                                                                 and Subsidiary              |   Predecessor Company
                                                                         -------------------------------     |   -------------------
                                                                         September 30,      December 31,     |
                ASSETS                                                       1998               1997         |    December 31, 1997
                                                                         -------------      ------------     |    ------------------
                                                                          (Unaudited)                        |
Cash and cash equivalents                                                                                    |
    Cash and due from banks                                               $ 2,757,508        $7,845,550      |       $ 1,974,169
    Federal funds sold                                                     12,023,000              --        |           100,000
                                                                          -----------        ----------      |       -----------
                Total cash and cash equivalents                            14,780,508         7,845,550      |         2,074,169
Investment securities available for sale, at fair market value             10,814,385              --        |         3,619,550
Investment securities held to maturity, at cost (fair market                                                 |
    value of $16,606,373 at December 31, 1997)                                   --                --        |        16,560,956
Loans held for sale                                                                                --        |           994,182
Loans, net                                                                 32,944,735              --        |        22,853,777
Accrued interest receivable                                                   278,007            36,781      |           308,210
Federal Reserve Bank and FHLB stock                                           283,100              --        |           127,300
Premises and equipment, net                                                   880,267              --        |           631,208
Deferred tax asset                                                            438,643              --        |           438,600
Goodwill                                                                    3,609,027              --        |              --
Other assets                                                                  931,552           162,526      |           597,829
                                                                          -----------        ----------      |       -----------
                    Total assets                                          $64,960,224        $8,044,857      |       $48,205,781
                                                                          '''''''''''        ''''''''''      |       '''''''''''
                LIABILITIES AND STOCKHOLDERS' EQUITY                                                         |
                                                                                                             |
Liabilities                                                                                                  |
    Deposits                                                              $44,995,464        $     --        |       $42,776,197
    Accrued interest payable                                                   46,317              --        |            57,405
    Due under purchase contract                                               616,368              --        |              --
    Other liabilities                                                         945,109            40,356      |           750,646
                                                                          -----------        ----------      |       -----------
                Total liabilities                                         $46,603,258            40,356      |        43,584,248
                                                                          -----------        ----------      |       -----------
Minority interest                                                                --                --        |           376,049
                                                                          -----------        ----------      |       -----------
Stockholders' equity                                                                                         |
    Preferred stock, no par value, 2,000,000 shares authorized,                                              |
        no shares issued or outstanding                                          --                --        |              --
    Common stock, $0.01 par value, 325,000 shares authorized,                                                |
        323,533 shares issued and outstanding in 1997                            --                --        |             3,235
    Common stock, Class A, no par value, 1,000,000 shares                                                    |
        authorized, 888,881 shares issued and outstanding at                                                 |
        September 30, 1998 and December 31, 1997                            7,490,283         8,060,440      |             --
    Common stock, Class B, no par value, 4,000,000 shares                                                    |
        authorized, 1,327,759 and 177,759 shares issued and                                                  |
        outstanding at September 30, 1998 and December 31,                                                   |
        1997, respectively                                                 11,219,350            89,560      |             --
    Subscriptions receivable                                                     --            (205,000)     |             --
    Additional paid--in capital                                                  --                --        |         3,138,345
    Retained earnings (accumulated deficit)                                  (366,283)           59,501      |         1,096,280
    Net unrealized (loss) gain on securities available for sale                13,616              --        |             7,624
                                                                          -----------        ----------      |       -----------
                Total stockholders' equity                                 18,356,966         8,004,501      |         4,245,484
                                                                          -----------        ----------      |       -----------
                Total liabilities and stockholders' equity                $64,960,224        $8,044,857      |       $48,205,781
                                                                          '''''''''''        ''''''''''      |       '''''''''''

The accompanying notes are an integral part of these statements.


                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY
                             AND PREDECESSOR COMPANY

                                             UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                      Admiralty Bancorp, Inc.     |
                                                          and Subsidiary          |               Predecessor Company
                                                 -------------------------------  | ---------------------------------------------
                                                                                  | For the period
                                                                                  |   January 1,
                                                 Three months      Nine months    |      1998        Three months   Nine months
                                                    ended             ended       |    through          ended          ended
                                                 September 30,     September 30,  |   January 21,    September 30,  September 30,
                                                     1998              1998       |      1998            1997           1997
                                                 -------------     -------------  | --------------   -------------  -------------
Interest income                                                                   |
    Loans                                         $  784,130        $1,907,667    |    $147,401        $472,742      $1,608,730
    Securities                                       190,723           664,011    |      68,133         309,548         878,686
    Federal funds sold                                52,167            94,996    |         388          25,042         102,843
                                                  ----------        ----------    |    --------        --------      ----------
                Total interest income              1,027,020         2,666,674    |     215,922         807,332       2,590,259
                                                  ----------        ----------    |    --------        --------      ----------
Interest expense                                                                  |
    Deposits                                         277,423           751,387    |      71,006         303,237         893,998
    Borrowings                                          --              10,268    |       5,034           3,299           3,299
                                                  ----------        ----------    |    --------        --------      ----------
                Total interest expense               277,423           761,655    |      76,040         306,536         897,297
                                                  ----------        ----------    |    --------        --------      ----------
                Net interest income                  749,597         1,905,019    |     139,882         500,796       1,692,962
                                                                                  |
Provision for loan losses                             65,000           120,000    |        --            98,740         386,000
                                                  ----------        ----------    |    --------        --------      ----------
                Net interest income after                                         |
                    provision for loan losses        684,597         1,785,019    |     139,882         402,056       1,306,962
                                                                                  |
Non-interest income                                                               |
    Service charges and fees                          53,164           188,047    |      13,169         180,022         504,673
    Net gain (loss) on sale of securities               --             (39,349)   |        --              --            86,712
    Gain on sale of loans                            112,405           313,986    |        --           203,186         692,527
    Other income                                     107,102           234,428    |      27,238           7,004          46,333
                                                  ----------        ----------    |    --------        --------      ----------
                Total non-interest income            272,671           697,112    |      40,407         390,212       1,330,245
                                                  ----------        ----------    |    --------        --------      ----------
Non-interest expense                                                              |
    Salaries and employee benefits                   481,142           916,468    |      38,792         217,997         662,541
    Occupancy                                        126,988           301,865    |      29,699         100,196         304,325
    Furniture and equipment                           61,596           160,592    |      10,828          42,718         163,973
    Amortization of goodwill                          37,951           102,118    |        --              --              --
    Other expense                                    354,299           897,790    |      51,784         302,896         894,733
                                                  ----------        ----------    |    --------        --------      ----------
                Total non-interest expense         1,061,976         2,378,833    |     131,103         663,807       2,025,572
                                                  ----------        ----------    |    --------        --------      ----------
                Income before income tax                                          |
                    (benefit) expense and                                         |
                    minority interest               (104,708)          103,298    |      49,186         128,461         611,635
Income tax (benefit) expense                         (11,500)           81,000    |        --          (104,000)       (171,000)
                                                  ----------        ----------    |    --------        --------      ----------
                Income before minority interest      (93,208)           22,298    |      49,186         232,461         782,635
Minority interest                                      2,380            (3,692)   |      (2,020)         (8,828)        (31,305)
                                                  ----------        ----------    |    --------        --------      ----------
                Net income                        $  (90,828)       $   18,606    |    $ 47,166        $223,633      $  751,330
                                                  ''''''''''        ''''''''''    |    ''''''''        ''''''''      ''''''''''
 Per share data                                                                   |
    Net income per share - basic and diluted      $    (0.08)       $     0.02    |
                                                  ''''''''''        ''''''''''    |
Weighted average shares outstanding                1,128,597         1,116,823    |



The accompanying notes are an integral part of these statements.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                      Stock                Common stock
                                                  Preferred        subscription       -----------------------          Retained
                                                    stock           receivable        Class A         Class B          earnings
                                                  ---------        ------------       -------         -------          --------

Balance, December 31, 1997                        $     --          $(205,000)       $8,060,440     $    89,560        $  59,501

Issuance of class B common stock                        --               --                --        10,685,400             --

Cost of issuance of class A common stock                --               --            (570,157)           --               --

Collection of subscription receivable                   --            205,000              --              --               --

Class A common stock dividend                           --               --                --           444,390         (444,390)

Net income for the nine months
    ended September 30, 1998                            --               --                --              --            18,606

Change in net unrealized gain on
    securities available for sale                       --               --                --              --               --


Comprehensive income, September 30, 1998                --               --                --              --               --
                                                  ----------        ---------        ----------     -----------        ---------

Balance, September 30, 1998 (unaudited)           $     --          $    --          $7,490,283     $11,219,350        $(366,283)
                                                  ''''''''''        '''''''''        ''''''''''     '''''''''''        '''''''''



                                                       Net
                                                 unrealized gain      Total              Other
                                                  on securities    stockholders'     comprehensive
                                               available for sale     equity            income
                                               ------------------  -------------     -------------

Balance, December 31, 1997                           $  --          $ 8,004,501         $  --

Issuance of class B common stock                        --           10,685,400            --

Cost of issuance of class A common stock                --             (570,157)           --

Collection of subscription receivable                   --              205,000            --

Class A common stock dividend                           --                 --              --

Net income for the nine months
    ended September 30, 1998                            --               18,606          18,606

Change in net unrealized gain on
    securities available for sale                    $13,616             13,616          13,616


Comprehensive income, September 30, 1998                --                 --           $32,222
                                                     -------        -----------         '''''''

Balance, September 30, 1998 (unaudited)              $13,616        $18,356,966
                                                     '''''''        '''''''''''


         The accompanying notes are an integral part of this statement.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY
                             AND PREDECESSOR COMPANY

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            NINE MONTHS ENDED SEPTEMBER 30,

                                                                              Admiralty Bancorp   |       Predecessor
                                                                                and Subsidiary    |         Company
                                                                              -----------------   |       -----------
                                                                                     1998         |           1997
                                                                                     ----         |           ----
Operating activities                                                                              |
  Net income                                                                     $     18,606              $  751,330
  Adjustments to reconcile net income to net cash provided by                                     |
      (used in) operating activities                                                              |
    Minority interest in net income                                                     3,692     |            31,305
    Provision for loan losses                                                         120,000     |           386,000
    Depreciation and amortization                                                     222,160     |           136,050
    Gain (loss) on sale of securities                                                  39,349     |           (86,712)
    Gains on sales of mortgage loans                                                 (313,986)    |          (692,527)
    Decrease (increase) in other assets                                              (463,718)    |           441,950
    Decrease (increase) in other liabilities                                          687,493     |          (159,677)
                                                                                 ------------     |        ----------
                Net cash provided by operating activities                             313,596     |           807,719
                                                                                 ------------     |        ----------
                                                                                                  |
Investing activities                                                                              |
    Proceeds from maturities and principle paydowns of investment                                 |
        securities available for sale                                              10,746,892     |              --
    Purchases of investment securities available for sale                          (5,171,497)    |        (4,901,851)
    Proceeds from sales of investment securities available for sale                 2,915,848     |         1,800,000
    Net purchase of Federal Reserve Bank and FHLB stock                              (169,550)    |           (19,350)
    Net loan originations and principal collections on loans                      (12,150,880)    |        (7,134,248)
    Proceeds from mortgage loan sales                                               2,513,416     |         4,226,825
    Purchase of premises and equipment                                                (44,511)    |              --
    Payment for purchase of Company, net of cash acquired                          (2,881,831)    |              --
                                                                                 ------------     |        ----------
                Net cash used in investing activities                              (4,242,113)    |        (6,028,624)
                                                                                 ------------     |        ----------
                                                                                                  |
Financing activities                                                                              |
    Net increase in deposits                                                        5,483,397     |         1,561,549
    Net increase in securities sold under agreements to repurchase                                |
        and other borrowings                                                       (4,582,000)    |           564,000
    Collection of subscription receivable                                             205,000     |              --
    Payment to purchase minority interest                                            (358,165)    |              --
    Proceeds from issuance of common stock - net of costs                          10,115,243     |              --
                                                                                 ------------     |        ----------
                Net cash provided by financing activities                          10,863,475     |         2,125,549
                                                                                 ------------     |        ----------
                                                                                                  |
Net (decrease) increase in cash and cash equivalents                                6,934,958     |        (3,095,356)
                                                                                                  |
Cash and cash equivalents, beginning of year                                        7,845,550     |         4,677,056
                                                                                 ------------     |        ----------
Cash and cash equivalents, end of period                                         $ 14,780,508     |        $1,581,700
                                                                                 ------------     |        ----------

The accompanying notes are an integral part of these statements.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY
                             AND PREDECESSOR COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1998




NOTE A - SUMMARY OF ACCOUNTING POLICIES

  Admiralty Bancorp, Inc. (formerly White Eagle Financial Group, Inc.), is a bank holding company incorporated in the state of Delaware. The consolidated financial statements include the accounts of Admiralty Bancorp, Inc. "the Parent", and its wholly-owned subsidiary, Admiralty Bank "the Bank", collectively referred to as "the Company". The Bank is a state-chartered independent community bank with its main office in Palm Beach Gardens, Florida, and branches in Juno Beach, Jupiter and Boca Raton.

  Basis of financial statement presentation

  The consolidated financial statements as of September 30, 1998, and for the nine months ended September 30, 1998 and 1997, are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations have been included. The results of operations for the nine months ended September 30, 1998 and 1997, are not necessarily indicative of the results that may be attained for an entire year.

  The Company adopted the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which is effective for periods beginning after December 15, 1997. This new standard requires entities presenting a complete set of financial statements to include details of comprehensive income. Comprehensive income consists of net income or loss for the current period and income, expenses, gains and losses that bypass the income statement and are reported directly in a separate component of equity. The adoption of SFAS No. 130 did not have a material effect on the presentation of the Bank's financial position or results of operations.

  The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for all periods beginning after December 15, 1997. SFAS No. 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. The adoption of SFAS No. 131 will not have a material effect on the presentation of the Bank's financial position or results of operations.

  Earnings per common share

  The Company adopted the provisions of SFAS No. 128, "Earnings Per Share," which eliminates primary and fully diluted earnings per share (EPS) and requires presentation of basic and diluted EPS in conjunction with the disclosure of the methodology used in computing such EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Prior period EPS calculations for the nine and three months ended September 30, 1998, and the period August 11, 1997 (date of inception), through December 31, 1997, have been restated to reflect the adoption of SFAS No. 128. EPS for the predecessor company has not been presented because the presentation is not meaningful.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

     Three and Nine Months Ended September 30, 1998 and September 30, 1997.

                                    OVERVIEW

The current management team and board of directors of the Company acquired the Company on January 22, 1998 (the "Change In Control"). Prior to the Change In Control and the Company's public offering, the Company was a privately held institution (the "Predecessor Company"). The Company's historic financial statements included in this filing for the nine (9) months ended September 30, 1998 do not include the first 21 days of operations in January of 1998, prior to the Change In Control. However, to ensure comparability with prior year periods, the income statement data discussed for the nine months ended September 30, 1998 are based upon pro forma data for the Company after the Change In Control and the Predecessor Company during 1998 prior to the Change In Control.
All data for 1997 are from the Predecessor Company.

For the quarter ended September 30, 1998, the Company incurred a net loss of $91 thousand or $0.08 per share, a decrease from earnings of $224 thousand for the third quarter of 1997. For the nine months ended September 30, 1998 the Company had net income of $66 thousand, or $0.06 per share, a decrease from net income of $751 thousand for the 1997 period.

At September 30, 1998, the Company's total assets reached $65.0 million, an increase of 34.8% over total assets at December 31, 1997, the Company's net loans totaled $32.9 million, an increase of 44.2% over net loans at December 31, 1997 and the Company's deposits totaled $45.0 million, an increase of 5.2% over total deposits at December 31, 1997.

                              RESULTS OF OPERATIONS

Interest Income. Total interest income increased $220 thousand, or 27.2%, to $1.0 million for the quarter ended September 30, 1998 from $807 thousand for the same period of 1997. This increase was attributable to the increase in the average balance of loans during the 1998 period.

For the nine months ended September 30, 1998, interest income increased $292 thousand, or 11.3%, to $2.9 million from the $2.6 million reported for the same period of 1997. The increase in interest income is attributable to an increase of $5.6 million in the average balance of loans, while the average yield on the loan portfolio remained relatively unchanged at 10.6%. During the nine months ended September 30, 1998, as the Company's asset mix began to shift toward a greater percentage of loans, the average yield on the Company's interest earning assets increased to 8.70% from the 8.54% earned during the nine months ended September 30, 1997.

Interest Expense. The Company's interest expense for the third quarter of 1998 decreased $29 thousand, or 9.5% to $277 thousand from $307 thousand for the same period last year. For the nine months ended September 30, 1998 interest expense declined $60 thousand to $838 thousand from $897 thousand for the nine months ended September 30, 1997. The decrease in interest expense reflects a change in the Company's deposit gathering philosophy, away from time deposits and toward lower rate transactional accounts. The average balance of time deposits declined by $2.7 million for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997, while the average balance of money market deposits increased $1.3 million and the average balance of NOW deposits increased by $1.5 million. In addition, the average balance of the Company's non-interest bearing demand deposits increased by $1.6 million, to $11.3 million for the nine months ended September 30, 1998 from $9.7 million for the nine months ended September 30, 1997. The changes to the Company's deposit portfolio reduced the Company's average cost of funds for the nine months ended September 30, 1998 to 2.68%, compare to an average cost of funds for the prior nine month period of 3.00%.

Table 1 following presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the nine months ended September 30, 1998 and 1997. The average balance of loans includes non-accrual loans, and associated yields include loan fees which are considered adjustment to yields.


                                              AVERAGE BALANCE SHEET


                           Nine Months Ended September 30, 1998       Nine Months Ended September 30, 1997
                         ------------------------------------------ -----------------------------------------
                                                       Average                                    Average
                           Average      Interest        Rates         Average      Interest        Rates
                           Balance    Income/Expense  Earned/Paid   Balance      Income/Expense  Earned/Paid
                         ------------ --------------- ------------- ------------ --------------- ------------
ASSETS
Interest-Earning Assets
Taxable loans, net of
  unearned income        $25,882,000  $ 2,055,000     10.59%        $20,275,000  $ 1,609,000       10.58%
Taxable investment
  securities              15,986,000      732,000      6.11%         17,653,000      878,000        6.63%
Federal funds sold         2,316,000       95,000      5.47%          2,528,000      103,000        5.43%
                         -----------  -----------                   -----------  -----------
 Total Interest earning   44,184,000    2,882,000      8.70%         40,456,000    2,590,000        8.54%
   assets
Non interest earning       7,708,000                                  3,590,000
  assets
Allowance for possible
  loan losses               (425,000)                                  (368,000)

Total Assets             $51,467,000                                $43,678,000
                         '''''''''''                                '''''''''''

LIABILITIES and
Shareholder's Equity

Interest Beairng
liabilities

Borrowings               $   322,000  $    15,000       6.21%       $    76,000  $     3,000        5.26%
NOW deposits               6,495,000       60,000       1.23%         5,030,000       56,000        1.48%
Savings deposits           2,425,000       32,000       1.76%         2,276,000       32,000        1.87%
Money market deposits      7,270,000      161,000       2.95%         5,990,000      124,000        2.76%
Time deposits             14,167,000      569,000       5.36%        16,897,000      682,000        5.38%
 Total interest bearing
   liabilities           $30,679,000  $   837,000       3.64%       $30,269,000  $   897,000        3.95%
Demand deposits          $11,295,000                                $ 9,676,000
Other liabilities            915,000                                    276,000
                         -----------                                -----------
Total non interest
  bearing liabilities    $12,210,000                                $ 9,952,000
                         -----------                                -----------
Shareholder's equity     $ 8,578,000                                $ 3,457,000
                         -----------                                -----------
Total liabilities and
shareholder's equity     $51,467,000                                $43,678,000
                         '''''''''''                                '''''''''''
Net interest
differential                                            5.06%                                      4.58%
Net yield on interest
bearing assets                        $ 2,045,000       6.17%                     $1,693,000       5.58%
                                      '''''''''''                                 ''''''''''


Net-Interest Income. The net effect of the changes in interest income and interest expense for the third quarter of 1998 was an increase of $249 thousand, or 49.7% over net interest income for the third quarter of 1997.

Net interest income for the nine months ended September 30, 1998, increased by $352 thousand, or 20.8%, over the same period of last year. The Company's net interest spread increased 48 basis points to 5.06% for the nine months ended September 30, 1998 from 4.58% for the comparable period of 1997.

Provision for Loan Losses. For the nine months ended September 30, 1998, the provision for possible loan losses was $120 thousand compared to the $386 thousand for the comparable period of last year. The provision for possible loan losses was $65 thousand for the three months ended September 30, 1998, as compared to $99 thousand for the same period of last year. During the past several years, the Bank's operations were subject to a cease and desist order with the Federal Reserve Bank of Atlanta and the Florida Department of Banking and Finance. Among other things, the cease and desist order required the Bank to maintain a designated level of allowance for loan losses, and to expense provisions necessary to maintain the allowance at the required level. The cease and desist order was lifted in early 1998. The reduction in the provision for loan losses for the nine months ended September 30, 1998 compared to the comparable period of 1997 reflects the lifting of the cease and desist order and the ability of management to set the Company's expense for provision for loan losses at a level management believes appropriate in light of the Company's lending activities.

Non-Interest Income. For the third quarter of 1998, total non-interest income decreased by $118 thousand, or 30.4%, over the same period of last year. For the nine months ended September 30, 1998, non-interest income decreased $593 thousand from the same period in 1997. The three and nine month decreases reflect lower service charges and fees and reduced gains from the sale of loans and securities during the 1998 period. The reduction in fees and service charges primarily reflects a reduction in overdraft charges as the Company's customers overdrew their accounts less frequently.

Non-Interest Expense. For the three and nine month periods of 1998, the Company experienced increases in its non-interest expenses over non-interest expense for comparable periods of 1997. For the three months ended September 30, 1998, the Company's total non-interest expense was $1.1 million, compared to total non-interest expense of $664 thousand for the 1997 period. For the nine months ended September 30, 1998, the Company's non-interest expense totaled $2.5 million compared to total non-interest expense of $2.0 million for the 1997 period. The increase in non-interest expense in the nine and three month periods of 1998 are reflected in increased compensation and employee benefit expense as the Company hired a new senior management team, including Ward Kellogg, the Company's new president and his team of community bankers. In addition, the Company incurred an increase in occupancy expense as the Company prepared to open its fourth office in Boca Raton, Florida and to relocate its Jupiter office to larger, more modern quarters. Finally, during the three and nine month periods ended

September 30, 1998, the Company recognized expense through the amortization of goodwill created in the Change In Control. Goodwill amortization totaled $102 thousand and $38 thousand for the nine and three month periods of 1998.

Income Taxes. Income taxes expense increased $252 thousand for the nine months ended September 30, 1998 as compared to the same period in 1997. During the 1997 period, the Company had available unrestricted net operating loss carry-forwards to offset income tax expense. These net operating loss carry-forwards were exhausted in 1997, and during the 1998 period the Company has been required to pay taxes on income.


                               FINANCIAL CONDITION

                September 30, 1998 compared to December 31, 1997

Total assets increased to $65.0 million, an increase of $16.8 million, or 34.8%, from total assets of $48.2 million at December 31, 1997. Increases in total assets included increases of $10.1 million in loans, net, and $11.9 million in Federal Funds sold. In addition, in connection with the Change In Control, the Company recognized $3.7 million in goodwill.

Total loans at September 30, 1998 increased $10.1 million or 43.5% to $33.4 million from year-end 1997. Within the portfolio, residential loans increased $1.4 million and construction loans increased $836 thousand.

The following schedule presents the components of loans, net of unearned income, by type, for each periods presented.



                                          September 30, 1998         December 31, 1997
                                       -------------------------   ---------------------
                                          Amount        Percent      Amount      Percent
                                       ------------    ---------   ----------   --------
                                                                  (DOLLARS IN THOUSANDS)
Commercial and Industrial                 $ 6,954         21%       $  6074        26%
Real Estate
Non-Residential Properties                $21,506         64%       $14,301        61%
Residential Properties                    $ 3,023          9%       $ 1,613         7%
Construction                              $ 1,211          4%       $   375         2%
Consumer                                  $   695          2%       $   910         4%
                                          -------                   -------
TOTAL LOANS                               $33,389         100%      $23,273       100%
                                          '''''''                   '''''''


At September 30, 1998, federal funds sold increased by $11.9 million over December 31, 1997. The increase is attributable primarily to the Company's short term investment of the proceeds of its initial public offering, which were received by the Company on September 30, 1998.

Total average deposits increased $1.8 million for the nine months ended September 30, 1998 over the comparable period of 1997. Within the deposit portfolio, the Company has sought to de-emphasize higher rate time deposits and emphasize business related deposit accounts. As a result of this strategy, the average balance of time deposits declined by $2.7 million while the average rate paid declined from 5.38% to 5.36%. In addition, the average balance of non-interest bearing demand deposits increased by $1.6 million.

The following schedule presents the components of deposits, for each of the periods presented.

                                    September 30,                December 31,
                                        1998                       1997
                                 ---------------------      --------------------
                                              Average                    Average
                                 Amount         Yield       Amount        Yield
                                 -------     --------       ------       -------
                                               (DOLLARS IN THOUSANDS)

Non-interest bearing demand      $ 11,295      0.00%        $ 10,091      0.00%
Interest-bearing demand             6,495      1.23%           5,149      1.43%
Savings deposits                    9,695      2.65%           8,353      2.49%
Time deposits                      14,167      5.36%          16,859      5.40%
                                  -------                    -------
TOTAL DEPOSITS                   $ 41,652      2.68%         $40,452      2.96%


ASSET QUALITY

At September 30, 1998, non-performing loans increased by $546 thousand as compared to December 31, 1997. The increase in non-accrual loans is substantially attributable to the placement of a single loan with a balance of $516 thousand on non-accrual status. This loan is subject to workout agreement, and is currently performing in compliance with the restructured terms. Non-performing loans at September 30, 1998 were a reduction from non-performing loans of $707 thousand at June 30, 1998. The following table provides information on risk elements in the Company's loan portfolio.

                                           September 30            December 31
                                        -----------------         ------------
                                        1998         1997              1997
                                        ----         ----          -----------
Non-accrual loans                      $ 642        $ 197              $ 96
Other real estate owned                   24            0                24
                                       -----        -----              -----
Total non-performing assets (1)        $ 666        $ 197             $ 120
Non-accrual loans to total loans        1.92%        0.87%             0.41%
Non-performing assets to total assets   1.03%        0.43%             0.25%
Allowance for possible loan losses
  as a percentage of non-performing
  assets                               66.67%      186.29%           315.00%

------------

(1) Excludes loans past due 90 days or more and still accruing interest of approximately $0, $201,000, $213,000, and $48,000 at September 30, 1998
      and 1997 and December 31, 1997 and 1996 respectively.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance for possible loan losses is maintained at a level deemed adequate by management to provide for potential loan loses. The level of the allowance is based on management's evaluation of potential losses in the portfolio, after consideration of risk characteristics of the loans and prevailing and anticipated economic conditions, among other factors. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers' credit worthiness, and the impact of examination by regulatory agencies all could cause changes to the Company' allowance for possible loan loses.

At September 30, 1998, the allowance for possible loan losses was $444, an increase of $66 thousand or 17.6% from the $378 thousand at year-end 1997. There were charge-offs of $54 thousand for the nine months ended September 30, 1998.

The following table sets forth information regarding the Company's allowance for loan losses for the periods indicated:

                                         Nine Months Ended           Year Ended
                                        -------------------          ----------
                                          1998       1997               1997
                                        -------     -------          ----------
                                                (DOLLARS IN THOUSANDS)

Balance at Beginning of Period            $ 378       $  365           $ 365
Charge-Offs:
    Commercial and Industrial                60          281             340
    Real Estate                              10          104             104
    Consumer                                 --            3               3
                                          -----       ------           -----
Total Charge-Offs                         $  70       $  388           $ 447
Recoveries                                $  16       $    5           $  25
                                          -----       ------           -----
Net Charge Offs                           $  54       $  383           $ 422
Provision Charged to Expense              $ 120       $  385           $ 435
Balance of Allowance at End of Period     $ 444       $  367           $ 378
                                          '''''       '''''            '''''
Ratio of Net Charge-Offs to Average
  Loans Outstanding                        0.21%        1.89%           2.02%
Balance of Allowance at Period-End as
  a % of Loans at Period end               1.33%       1.49%           1.63%

INVESTMENT SECURITIES

At September 30, 1998, the Company's investment securities portfolio totaled $11.1 million, a decline from total investment securities, both held to maturity and available for sale, of $20.3 million at December 31, 1997. At September 30, 1998, all of the Company's investment securities were classified as available for sale. The decline in investment securities from December 31, 1997 to September 30, 1998 reflects prepayment and maturities of investment securities, with the proceeds invested in new loan originations. In addition, as part of the Company restructuring of its securities portfolio, the Company sold approximately $2.9 million of investment securities in early 1998 and incurred a net loss of $39 thousand.

The following table sets forth the carrying value of the Company's securities portfolio as of the dates indicated:


                                                 GROSS UNREALIZED   GROSS UNREALIZED
                                AMORTIZED COST        GAINS             LOSSES           MARKET VALUE
                                --------------   ----------------   ----------------     ------------
                                                          (IN THOUSANDS)
AVAILABLE FOR SALE:
September 30, 1998:
U.S. Government and Agency
  Obligations                     $ 3,500             $ 6                 $ (2)            $ 3,504
Mortgaged Backed Securities         7,279              22                   (4)              7,297
Other                                 297              --                   --                 297
TOTAL                             $11,076             $28                 $ (6)            $11,098

December 31, 1997:
U.S. Government and Agency
 Obligations                      $ 3,608             $16                 $ (4)            $ 3,620


HELD TO MATURITY:
December 31, 1997

U.S. Government and Agency        $16,561             $73                 $(28)            $16,606
Obligations

The following table sets forth as of September 30, 1998 the maturity distribution of the Company's investment portfolio:




                                                             MATURITY SCHEDULE OF INVESTMENT SECURITIES
                            --------------------------------------------------------------------------------------------------
                               One Year or Less   One to Five Years  Five to Ten Years  More than Ten Years      Total
                            --------------------  ----------------   ------------------ -----------------   ------------------
                             Carrying    Average  Carrying  Average  Carrying   Average Carrying  Average   Carrying   Average
                              Value      Yield     Value     Yield    Value      Yield   Value     Yield     Value      Yield
                            ---------    -------  --------  -------   -------   ------- --------  -------   --------   -------
                                                               (DOLLARS IN THOUSANDS)
U.S. Government
  and Agency Obligations           0        0%     $3,504    5.86%    $    0       0%    $    0       0%     $ 3,504    5.86%
Mortgaged Backed Securities   $4,683     6.70%     $2,310    6.39%    $  304    6.69%    $    0       0%     $ 7,297    6.60%
Other                                                                                    $  297    6.42%     $   297    6.42%



LIQUIDITY MANAGEMENT

At September 30, 1998, the amount of liquid assets remain at a level management deemed adequate to ensure that contractual liabilities, depositors' withdrawal requirements, and other operational and customer credit needs could be satisfied.

At September 30, 1998, liquid investments, including Federal funds and securities available for sale, totaled $25.4 million.

CAPITAL RESOURCES

Total Stockholders' equity increased $10.4 million to $18.4 million at September 30, 1998 from $8.0 million at year-end 1997. The increase was due primarily to the receipt of $10.1 in net proceeds from the Company's initial public offering.

As of October 1997, the most recent notification of the FRB categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and tier 1 leverage as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.


                                                                                          To be well capitalized
                                                                      For capital         under prompt corrective
                                                  Actual            adequacy purposes       action provisions
                                          -------------------    ---------------------   ------------------------
                                            Amount     Ratio       Amount     Ratio        Amount       Ratio
                                          ----------  ------     ---------   ---------   ----------    ----------
As of September 30, 1998

Total capital (to risk-weighted assets)  $14,682,000   33.56%    $3,500,000   >8.00%     $4,375,000     >10.00%

Tier I capital (to risk-weighted
  assets)                                 14,238,000   32.55      1,750,000   >4.00       2,625,000     > 6.00

Tier I capital (to average assets)        14,238,000   43.17      1,319,000   >4.00       1,649,000     > 5.00


                            PART II OTHER INFORMATION


Item 1 Legal Proceedings

     The Company and the Bank are periodically involved in various legal proceedings as a normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 2 Changes in Securities

     The following information is provided pursuant to Item 701 of Regulation S-B. In connection with its public offering, the Company received net proceeds of $10.1 million. Of this amount, $484,000 was used to pay the deferred payment owed to former shareholders of White Eagle Financial Group, Inc. Of the remaining proceeds, $9.7 million was used by the Company as an equity investment in the Bank.

Item 3 Defaults Upon Served Securities

     Not applicable

Item 4 Submission of Matters to a Vote of Security Holders

     On August 25, 1998, the Company held a special meeting of its shareholders. At this meeting, the shareholders were asked to vote in favor of an Amended and Restated Certificate of Incorporation of the Company. The proposal was adopted with the following votes:

    In Favor of the Proposal:     511,381 Shares of Class A Common Stock
                                  158,885 Shares of Class B Common Stock

    Opposed to the Proposal:      None.
                                  The Proposal was therefore approved.

Item 5 Other Information

     Not applicable

Item 6 Exhibits and Report on form 8-K

     (a) Exhibits

          Number           Description
          ------           -----------
            27       Financial Data Schedule

     (b) Reports on Form 8-K

           None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                   ADMIRALTY BANCORP, INC.


Date: November 16, 1998                           By:/s/ WARD KELLOGG
                                                     --------------------------
                                                         Ward Kellogg, President