Form 10KSB
period 1998-12-31
ADMIRALTY BANCORP INC
filed 1999-03-31
CIK 1066808

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-KSB
(MARK ONE)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________.

                        COMMISSION FILE NUMBER 0-24891


                            ADMIRALTY BANCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                    65-0405207
  (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


    4400 PGA BOULEVARD, PALM BEACH GARDENS, FLORIDA         33410
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

                                 (561) 624-4701
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


  (FORMER NAME, FORMER ADDRESS AND FORMER YEAR, IF CHANGED SINCE LAST REPORT)
                                ---------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 26, 1999 was $16,700,121.

     For the fiscal year ended December 31, 1998, the Registrant had total revenues of $4.8 million.

     As of December 31, 1998, there were 2,381,640 shares of common stock, consisting of shares of Class A Common Stock and Class B Common Stock, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE


                           10-KSB ITEM                                 DOCUMENT INCORPORATED
           ------------------------------------------ -------------------------------------------------------
Item 9.    Directors and Executive Officers of the    Proxy Statement for 1999 Annual Meeting of
           Company; Compliance with                   Shareholders to be filed no later than April 30, 1999.
           Section 16(a) of the Exchange Act.
Item 10.   Executive Compensation                     Proxy Statement for 1999 Annual Meeting of
                                                      Shareholders to be filed no later than April 30, 1999.
Item 11.   Security Ownership of Certain Beneficial   Proxy Statement for 1999 Annual Meeting of
           Owners and Management                      Shareholders to be filed no later than April 30, 1999.
Item 12.   Certain Relationships and Related          Proxy Statement for 1999 Annual Meeting of
           Transactions                               Shareholders to be filed no later than April 30, 1999.

================================================================================

                                    PART I


ITEM 1.--DESCRIPTION OF BUSINESS


GENERAL


     Admiralty Bancorp, Inc. ("Admiralty" or the "Company") is a one bank holding company incorporated under the laws of Delaware and a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company is a holding company for Admiralty Bank, a Florida state chartered commercial bank and member of the Federal Reserve System (the "Bank"). The Bank operates through its main office located in Palm Beach Gardens, Florida and three branch offices located in Juno Beach, Boca Raton and Jupiter, Florida.


     The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Bank are subject to the supervision and regulation of the Federal Reserve Bank and the Florida Department of Banking (the "Department"). The principal executive offices of the Bank are located at 4400 PGA Boulevard, Palm Beach Gardens, Florida 33410 and the telephone number is (561) 624-4701.


BUSINESS OF THE COMPANY


     The Company conducts a traditional commercial banking business and offers services including personal and business checking accounts and time deposits, money market accounts and regular savings accounts. The Company structures its specific services and charges in a manner designed to attract the business of
(i) small and medium-sized businesses, and the owners and managers of these entities; (ii) professionals and middle managers of locally-based corporations; and (iii) individuals residing, working and shopping in the Palm Beach and Broward Counties, Florida trade area serviced by the Company. The Company engages in a wide range of lending activities and offers commercial, consumer, residential and non-residential mortgage and construction loans.


SERVICE AREA


     The Company's service area primarily consists of Palm Beach and Broward Counties, Florida, although the Company makes loans throughout Florida. The Company operates through its main office in Palm Beach Gardens, Florida and branch offices in Juno Beach, Boca Raton and Jupiter, Florida.


COMPETITION


     The Company operates in a highly competitive environment competing for deposits and loans with commercial banks, thrifts and other financial institutions, many of which have greater financial resources than the Company. Many large financial institutions compete for business in the Company's service area. Certain of these institutions have significantly higher lending limits than the Company and provide services to their customers which the Company does not offer.


     Management believes the Company is able to compete favorably with its competitors because it provides responsive personalized services through management's knowledge and awareness of the Company's service area, customers and business.


EMPLOYEES


     At December 31, 1998, the Company employed 42 full-time employees and 5 part-time employees. None of these employees is covered by a collective bargaining agreement and the Company believes that its employee relations are good.

                          SUPERVISION AND REGULATION


     Bank holding companies and banks are extensively regulated under both federal and state law. These laws and regulations are intended to protect depositors, not stockholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or Regulation may have a material effect on the business and prospects of the Company and the Bank.


BANK HOLDING COMPANY REGULATION


     As a bank holding company registered under the BHCA, the Company is subject to the regulation and supervision of the Board of Governors of the Federal Reserve System ("FRB"). The Company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries. Under the BHCA, Admiralty's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the FRB determines to be so closely related to banking or managing or controlling banks as to be properly incident thereto.


     The BHCA requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such Company's voting shares) or
(iii) merge or consolidate with any other bank holding company. The FRB will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served, when reviewing acquisitions or mergers.


     Additionally, the BHCA prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries, unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such determinations, the FRB is required to weigh the expected benefits to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.


     There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default. Under a policy of the FRB with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The FRB also has the authority under the BHCA to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.


     CAPITAL ADEQUACY GUIDELINES FOR BANK HOLDING COMPANIES. In January 1989, the FRB adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.


     The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more. For bank holding companies with less than $150 million in consolidated assets, the guidelines will be applied on a bank-only basis unless: (a) the parent bank holding company is engaged in nonbank activity involving significant leverage; or (b) the parent company has a significant amount of outstanding debt that is held by the general public.


     The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be "Tier I Capital," consisting of common stockholders' equity and qualifying preferred stock, less certain goodwill items and other intangible assets. The remainder ("Tier II Capital") may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) non-qualifying preferred stock, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt and intermediate-term preferred stock up to 50% of Tier I capital. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case by case basis or as a matter of policy after formal rule-making).


     Bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighting and loans secured by deposits in the Bank which carry a 20% risking weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes including general guarantees and standby letters of credit backing financial obligations are given a 100% risk-weighting. Transaction related contingencies such as bid bonds, standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk-weighting. Short term commercial letters of credit have a 20% risk-weighting and certain short-term unconditionally cancelable commitments have a 0% risk-weighting.


     In addition to the risk-based capital guidelines, the FRB has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum.


BANK REGULATION


     As a Florida chartered commercial bank, the Bank is subject to the regulation, supervision, and control of the Department. As a member of the Federal Reserve System, the Bank is subject to regulation, supervision and control of the FRB. As an FDIC-insured institution, the Bank is subject to regulation, supervision and control of the FDIC, an agency of the federal government. The regulations of the Federal Reserve, the FDIC and the Department impact virtually all activities of the Bank, including the minimum level of capital the Bank must maintain, the ability of the Bank to pay dividends, the ability of the Bank to expand through new branches or acquisitions and various other matters.


     INSURANCE OF DEPOSITS. The deposits of the Bank are insured up to applicable limits by the Bank Insurance Fund ("BIF") of the FDIC. Accordingly, the Bank is subject to deposit insurance assessments to maintain the BIF. Under the FDIC's insurance premium assessment system, each institution is assigned to one of nine assessment risk classifications based on its capital ratios and supervisory evaluations. The lowest risk institutions do not pay any insurance premium, while the highest risk institutions pay a premium assessed at the rate of .27% of domestic deposits. Each institution's classification under the system is re-examined semiannually. In addition, the FDIC is authorized to increase or decrease such rates on a semiannual basis. In addition to insurance premium assessments, under the Deposit Insurance Funds Act of 1996 (the "Deposit Act"), commercial banks like the Bank are required for the first time to pay a portion of the interest and principal owed on bonds issued by the Federal Financing Corporation ("FICO") to assist the thrift bailout in the mid-1980's. BIF insured commercial banks like the Bank are assessed 1.3 basis points of their assessed deposits in satisfaction of this FICO payment, in addition to deposit insurance premiums. The Deposit Act also calls for the federal banking agencies to study the various financial institution charters and propose a single standard federal charter, thereby doing away with the separate bank and thrift charters. Management of the Company is not able to predict at this time whether the federal regulators will adopt a unified charter nor to predict the impact of any proposed change upon the Bank.


     DIVIDEND RIGHTS. Pursuant to the provisions of the Florida Banking Code, a Florida state chartered bank may quarterly, semi-annually or annually declare a dividend out of the Company's net profits for the dividend period and retained net profits from the preceding two years. In addition, with the approval of the Florida Department of Banking and Finance, a bank may declare a dividend from retained profits which have accrued in periods prior to the preceding two years, provided that in this circumstance the bank must make an addition to its surplus fund equal to at least 20% of its net profits from the preceding period. No Florida state chartered bank may declare a dividend if it has incurred a loss for its current period plus the two preceding years, or which would cause the capital account of the bank to fall below the minimum amount required by law or regulation.


ITEM 2.--DESCRIPTION OF PROPERTY


     The Bank leases its main office in Palm Beach Gardens and its branch offices in Juno Beach, Jupiter and Boca Raton, Florida. In addition, the Bank maintains an operations center in North Palm Beach. The following table sets forth certain information regarding these leases:


           LOCATION              SQUARE FEET     MONTHLY RENTAL           TERM
-----------------------------   -------------   ----------------   ------------------
Palm Beach Gardens ..........         7,930         $ 16,190        October 31, 2003
Juno Beach ..................         2,508            4,348       December 31, 2000
Jupiter (old) ...............         1,500            1,500         June 15, 1999
Jupiter (new) ...............         4,067            8,000        August 31, 2008
Boca Raton ..................         5,000           11,917       November 30, 2008
Boca Temporary ..............         1,900            3,800        January 31, 1999
North Palm Beach ............         1,800            1,762         July 31, 2001

ITEM 3.--LEGAL PROCEEDINGS


     The Company and the Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company and the

Bank. Management does not believe that there is any pending or threatened proceeding against the Company or the Bank which, if determined adversely, would have a material effect on the business or financial position of the Company.


ITEM 4.--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     No matters were submitted for a vote of the Registrant's shareholders during the fourth quarter of fiscal 1998.



                                    PART II


ITEM 5.--MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     Since September 30, 1998, the Company's Class B common stock has been traded on the NASDAQ National Market under the symbol "AAABB". The following table shows the high and low bid prices for the common stock as reported on the NASDAQ National Market for the fourth quarter of 1998. These quotations reflect inter-dealer prices, without retail market, mark-down or commission and may not represent actual transactions.


                                     1998
                           ------------------------
                               HIGH          LOW
                           -----------   ----------
   4th Quarter .........     $ 10.75       $ 9.50

     We have not paid cash dividends and do not anticipate paying cash dividends in the foreseeable future.


     As of December 31, 1998, we had 71 record holders of our Class A Stock and 83 record holders of our Class B Stock.

ITEM 6A.--SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA


     The current management team and board of directors of the Company acquired the Company on January 22, 1998 (the "Change In Control"). Prior to the Change In Control and the Company's public offering in the fall of 1998, the Company was a privately held institution (the "Predecessor Company"). The Company's historic financial statements included in this filing for the 12-months ended December 31, 1998 do not include the first 21-days of operations of the Bank in January of 1998, prior to the Change In Control. To ensure comparability with prior year periods, the income statement data discussed in the Management Discussion and Analysis section hereof are based upon pro forma data for the Company after the Change In Control and the Predecessor Company during 1998 prior to the Change In Control. To assist in the review of the following management discussion and analysis, the Company is presenting the following selected information regarding the Company and the Predecessor Company, which should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, and the Management's Discussion and Analysis section hereof. This selected financial data and other data for the 12-months ended December 31, 1998 were prepared from the historical and pro forma data of the Company.



                                                                                                                PREDECESSOR
                                                                     ADMIRALTY BANCORP, INC.                      COMPANY
                                                          ---------------------------------------------   ----------------------
                                                                                          AS OF
                                                                                    DECEMBER 31, 1997
                                                                                    AND FOR THE PERIOD
                                                                                     AUGUST 11, 1997
                                                              AS OF AND FOR        (DATE OF INCEPTION)         AS OF AND FOR
                                                              THE YEAR ENDED             THROUGH              THE YEAR ENDED
                                                               DECEMBER 31,            DECEMBER 31,            DECEMBER 31,
                                                           1998 (PRO FORMA)(1)             1997                    1997
                                                          ---------------------   ---------------------   ----------------------
                                                                                                           (IN THOUSANDS, EXCEPT
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)           PER SHARE DATA)
INCOME STATEMENT DATA:
Interest income .........................................        $4,249                    $84                    $3,630
Interest expense ........................................         1,165                      8                     1,197
                                                                 ------                    ---                    ------
Net interest income .....................................         3,084                     76                     2,433
Provision for loan losses ...............................           385                     --                       435
                                                                 ------                    ---                    ------
Net interest income after provision
  for loan losses .......................................         2,699                     76                     1,998
                                                                 ------                    ---                    ------
Non-interest income .....................................           773                     --                     1,729
Non-interest expense ....................................         3,910                      2                     2,698
Income (loss) before income taxes .......................          (438)                    74                     1,029
                                                                 ------                    ---                    ------
Income tax (benefit) expense ............................            --                     15                      (288)
Income before minority interest .........................          (438)                    59                     1,317
                                                                 ------                    ---                    ------
Minority interest in net income of subsidiaries .........            (6)                    --                       (53)
                                                                 ---------                 ---                    ------
Net income (loss) .......................................        $ (444)                   $59                    $1,264
                                                                 ========                  ===                    ======
PER COMMON SHARE DATA:
Net income--basic and diluted--Class A(2) ...............            .50                    --                        --
Net income (loss) basic and diluted--
  Class B(2) ............................................         (1.68)                    --                        --
Book value(5) ...........................................           8.19                    --                        --

                                                                                                                PREDECESSOR
                                                                     ADMIRALTY BANCORP, INC.                      COMPANY
                                                          ---------------------------------------------   ----------------------
                                                                                          AS OF
                                                                                    DECEMBER 31, 1997
                                                                                    AND FOR THE PERIOD
                                                                                     AUGUST 11, 1997
                                                              AS OF AND FOR        (DATE OF INCEPTION)         AS OF AND FOR
                                                              THE YEAR ENDED             THROUGH              THE YEAR ENDED
                                                               DECEMBER 31,            DECEMBER 31,            DECEMBER 31,
                                                           1998 (PRO FORMA)(1)             1997                    1997
                                                          ---------------------   ---------------------   ----------------------
                                                                                                           (IN THOUSANDS, EXCEPT
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)           PER SHARE DATA)
BALANCE SHEET DATA:
Total assets ............................................        $ 80,748                $ 8,045                 $ 48,206
Total loans .............................................         47,414                      --                   23,232
Allowance for loan losses ...............................           (602)                     --                     (378)
Investment Securities(4) ................................         10,074                      --                   20,308
Goodwill, net ...........................................          3,834                      --                       --
Deposits ................................................         60,718                      --                   42,776
Minority interest .......................................             --                      --                      376
Shareholders' equity ....................................         19,503                   8,005                    4,245
SELECTED OPERATING RATIOS:(3)
Return on average assets ................................         ( 0.77%)                    --                     2.85%
Return on average common equity .........................          (3.96%)                    --                    35.56%
Net interest margin .....................................           6.21%                     --                     5.94%
SELECTED CAPITAL AND ASSET
QUALITY RATIOS:
Equity/assets ...........................................          19.51%                     --                     8.01%
Non-accrual loans/total loans ...........................           0.23%                     --                     0.41%
Non-performing assets/total loans and other real
  estate owned ..........................................           0.25%                     --                     0.52%
Allowance for loan losses/total loans ...................           1.27%                     --                     1.63%
Allowance for loan losses/non-performing assets .........         514.94%                     --                   315.00%
Net charge-offs/average loans ...........................           0.56%                     --                     2.02%

----------------
(1) Financial information for the year ended December 31, 1998 is based upon the Pro Forma Consolidated Income Statement for that time period.
(2) Per share calculations for the period August 11, 1997 (date of inception), through December 31, 1997, and for the Predecessor Company have not been presented because the presentation is not considered meaningful.
(3) Ratios for the period August 11, 1997 (date of inception) through December 31, 1997 for Admiralty Bancorp, Inc. have not been presented because presentation is not meaningful.
(4) Investment Securities include Federal Reserve Bank stock and Federal Home Loan Bank stock.
(5) Book value per common stock calculated by dividing the aggregate outstanding Class A common shares of 888,881 and Class B common shares of 1,492,759 into Total Shareholders' Equity at December 31, 1998.

ITEM 6.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The current management team and board of directors of the Company acquired the Company in connection with the Change In Control. The Company's historic financial statements included in this filing for the twelve (12) months ended December 31, 1998 do not include the first 21-days of operations in January of 1998, prior to the Change In Control. However, to ensure comparability with prior year periods, the income statement data discussed for the twelve months ended December 31, 1998 are based upon pro forma data for the Company after the Change In Control and the Predecessor Company during 1998 prior to the Change In Control. All data for 1997 are from the Predecessor Company.


     Subsequent to year end December 31, 1998, the Company determined that, in light of its capital structure, consisting of both Class A and Class B Common Stock, the more appropriate presentation of basic earnings per share should be the "two class" method of computing earnings per share. The "if converted" method should be used for earnings per share, if dilutive. The earnings per share figures disclosed herein reflect this application of calculating earnings per share, which was not applied in previous filings.


     For the year ended December 31, 1998, the Company incurred a pro forma net loss of $444,000 or $1.68 per share of Class B Stock, a decrease from earnings of $1.3 million for the year ended December 31, 1997. This loss reflects the costs of the Company's expansion, as the Company hired a new management team, relocated its Jupiter office to larger quarters and opened its fourth office in Boca Raton. The Company has incurred the expenses for these investments prior to recognition of income from the assets developed through these investments.


     At December 31, 1998, the Company's total assets reached $80.7 million, an increase of 67.5% over total assets at December 31, 1997, the Company's net loans totaled $46.8 million, an increase of 104.8% over net loans at December 31, 1997 and the Company's deposits totaled $60.7 million, an increase of 41.9% over total deposits at December 31, 1997.


                             RESULTS OF OPERATIONS


     The Company's results of operations depend primarily on its net interest income, which is the difference between the interest earned on its interest-earning assets and fees earned servicing loans which the Company has sold and the interest paid on funds borrowed to support those assets, such as deposits. In addition, the Company earns commission income in connection with sales of the guaranteed portion of loans originated under the SBA loan program. Net interest margin is a function of the difference between the weighted average rate received on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, as well as the average level of interest-bearing assets as compared with that of interest-bearing liabilities. Net income is also affected by the amount of non-interest income and operating expenses.


                                  NET INCOME


     For the year ended December 31, 1998, the Company incurred a pro forma net loss of $444,000, a decrease of $1.7 million, or 135.1%, from net income of $1.3 million for the year ended December 31, 1997. The period to period decrease in reported net income is attributable to the increases in the Company's non-interest expenses as the Company incurred costs to enhance the value of its franchise and reductions in the gain on sales of securities and sales of loans from those recognized in 1997.


     During the year ended December 31, 1998, interest income increased to $4.2 million from $3.6 million for the year ended December 31, 1997, an increase of 17.1%. This increase reflects an increase in the average balance of interest earning assets of $8.6 million, or 21.0%, as the Company began to deploy the proceeds of its public offering during the fourth quarter of 1998. The increases in the average balance of interest earning assets were partially offset by a decline in yield on interest earnings assets. For the 12-months ended December 31, 1998, the Company's yield on its average interest earning assets declined to 8.56% from 8.85% for the 12-months ended December 31, 1997. This decline in yield reflects decreases in current market rates of interest, which had a significant impact on the Company as a large percentage of the Company's interest-earning assets were either originated or repriced during 1998.


     The Company's interest expense for the year ended December 31, 1998 remained relatively stable at $1.2 million despite an increase of $5.4 million in the average balance of liabilities outstanding. Factors affecting the level of the Company's interest expense include a reduction of 34 basis points in the average yield on interest bearing liabilities to 3.59% in 1998 from 3.93% for the year ended December 31, 1997, as well as an increase of $3.4 million in the average balance of non-interest bearing liabilities. These changes reflect both a decrease in market rates of interests and the Company's strategy to build non-interest bearing demand deposits through enhanced relationships with commercial customers and a shift away from more expensive time deposits.

                      COMPARATIVE AVERAGE BALANCE SHEETS


     The following table reflects the components of the Company's net interest income, setting forth for the periods presented herein, (1) average assets, liabilities and stockholders' equity, (2) interest income earned on interest-earning assets and interest expenses paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company's net interest spread (i.e., the average yield on interest-earnings assets less the average rate on interest-bearing liabilities) and (5) the Company's net yield on interest-earning assets. Rates are computed on a tax equivalent basis.


                                                                        YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------------------------------
                                                              1998(1)                              1997
                                                 ---------------------------------- ----------------------------------
                                                                          AVERAGE                            AVERAGE
                                                              INTEREST     RATES                 INTEREST     RATES
                                                   AVERAGE     INCOME     EARNED/     AVERAGE     INCOME/    EARNED/
                                                   BALANCE     EXPENSE      PAID      BALANCE     EXPENSE      PAID
                                                 ----------- ---------- ----------- ----------- ---------- -----------
                                                                  (IN THOUSANDS, EXCEPT PERCENTAGES)
ASSETS
Interest-Earning assets:
Taxable loans (net of unearned
  income) ......................................   $28,925     $3,084       10.66%    $20,907     $2,329       11.14%
Taxable investment securities(2) ...............    14,842        866        5.83%     17,899      1,179        6.59%
Federal funds sold .............................     5,882        299        5.08%      2,234        122        5.45%
                                                   -------     ------                 -------     ------
Total interest-earning assets ..................    49,649      4,249        8.56%     41,040      3,630        8.85%
Non-interest earning assets ....................     8,190         --          --       3,687         --          --
Allowance for possible loan losses .............      (434)        --          --        (372)        --          --
                                                   -------                            -------
  Total Assets .................................   $57,405         --          --     $44,355         --          --
                                                   =======                            =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Federal funds purchased ........................   $   241     $   14        5.81%    $    72     $    5        6.94%
NOW deposits ...................................     7,102         84        1.18%      5,149         74        1.43%
Savings deposits ...............................     2,315         42        1.81%      2,271         42        1.85%
Money market deposits ..........................     7,541        212        2.81%      6,082        166        2.73%
Time deposits ..................................    15,247        813        5.33%     16,859        910        5.40%
                                                   -------     ------                 -------     ------
Total interest-bearing liabilities .............    32,446      1,165        3.59%     30,433      1,197        3.93%
                                                   -------     ------                 -------     ------
Non-interest bearing liabilities:
Demand deposits ................................    13,028         --          --      10,091         --          --
Other liabilities ..............................       732         --          --         277         --          --
                                                   -------                            -------
Total non-interest bearing liabilities .........    13,760         --          --      10,368         --          --
                                                   -------                            -------
Shareholders' equity ...........................    11,199         --          --       3,554         --          --
                                                   -------                            -------
Total liabilities and shareholders'
  equity .......................................   $57,405         --          --     $44,355         --          --
                                                   =======                            =======
Net interest differential ......................        --         --        4.97%         --         --        4.92%
                                                                            =====                              =====
Net yield on interest earning assets ...........        --     $3,084        6.21%         --     $2,433        5.94%
                                                               ======       =====                 ======       =====

----------------
(1) Financial information for the year ended December 31, 1998 is based upon the Pro Forma Consolidated Income Statement for that time period.

(2) Includes Federal Reserve Bank of Atlanta stock and Federal Home Loan Bank of Atlanta stock.

     The following table presents by category the major factors that contributed to the changes in net interest income for the periods presented. Amounts have been computed on a fully tax-equivalent basis.



                                                        YEAR ENDED DECEMBER 31,
                                                          1998 VERSUS 1997(1)
                                                   ----------------------------------
                                                   INCREASE (DECREASE) DUE TO CHANGE
                                                                   IN:
                                                   ----------------------------------
                                                    AVERAGE      AVERAGE
                                                     VOLUME       RATE         NET
                                                   ---------   ----------   ---------
                                                             (IN THOUSANDS)
INTEREST INCOME:
Taxable loans (net of unearned income) .........    $  859       $ (104)     $  755
Taxable investment securities ..................      (188)        (125)       (313)
Federal funds sold .............................       186           (9)        177
                                                    ------       -------     ------
Total interest income ..........................       857         (238)        619
INTEREST EXPENSE:
Federal funds purchased ........................        11           (1)         10
NOW deposits ...................................        25          (15)         10
Savings deposits ...............................         1           (1)         --
Money Market ...................................        41            5          46
Time Deposits ..................................       (86)         (11)        (97)
                                                    ------       ------      ------
Total interest expense .........................        (8)         (23)        (31)
                                                    -------      ------      ------
Net interest income ............................    $  865       $ (215)     $  650
                                                    ======       ======      ======

----------------
(1) Financial information for the year ended December 31, 1998 is based upon the Pro Forma Consolidated Income Statement for that time period.


PROVISION FOR LOAN LOSSES


     For the year ended December 31, 1998, the Company recognized a provision for loan losses of $385,000, a decline of $50,000, or 11.5%, over the provision of $435,000 recognized for 1997. During 1997, the Bank was subject to a cease and desist order with the Federal Reserve Bank of Atlanta and the Department (the "C&D"). Among other things, the C&D required a certain allowance for loan losses and quarterly provisions to maintain the allowance. The C&D was lifted in the first quarter of 1998, and the Company established a provision based upon management's view of the risks inherent in the Company's loan portfolio.


NON-INTEREST EXPENSES


     Total non-interest expense for the year ended December 31, 1998, was $3.9 million, an increase of $1.2 million, or 49.9%, over non-interest expense recognized in 1997. The increase in non-interest expense in 1998 reflects investments made by the Company in enhancing its franchise. During 1998, the Company hired a new senior management team, including Ward Kellogg, the Company's new president, and his team of community bankers. In addition, the Company incurred an increase in occupancy expense as the Company opened its fourth office in Boca Raton, Florida and relocated its Jupiter office to larger, more modern quarters. In addition, in 1998, the Company recognized expense through the amortization of goodwill created in the Change in Control. Goodwill amortization totaled $147,000 in 1998. The Company believes that it will continue to experience the higher level of non-interest expense incurred in 1998 in future periods, and that non-interest expense may continue to increase somewhat as the Company continues to expand.


NON-INTEREST INCOME


     Non-interest income for the year ended December 31, 1998 totaled $773,000, a reduction of $955,000, or 55.3%, from total non-interest income of $1.7 million recognized for 1997. This reduction in non-interest income is primarily attributable to reductions in gains on sales of securities and loans. During 1997, the Company recognized $87,000 in net gain on the sale of securities, while the Company recognized a net loss of $39,000 on the sale of securities during 1998. In addition, the Company recognized a net gain on the sale of loans of $975,000 during 1997 compared to a net gain on the sale of loans of $164,000 in 1998.


INCOME TAX EXPENSES


     For the year ended December 31, 1998, the Company recorded no income tax expense due to its net operating losses for the year, as compared to a tax benefit of $288,000 for the year ended December 31, 1997. The 1997 benefit was a result of the Company's utilization of certain net operating loss carry-forwards to offset its taxable income and its recording of certain net deferred tax assets believed to be realizable in future years.


     At December 31, 1998, the Bank had unused net operating loss carry-forwards of approximately $1.3 million for Federal and Florida Income Tax purposes expiring through 2018. These loss carry-forwards reflect the maximum benefit that can be obtained from the net operating losses due to limitation under the Internal Revenue Code of 1986.



                              FINANCIAL CONDITION


     At December 31, 1998, the Company's total assets were $80.7 million, compared to $48.2 million at December 31, 1997. Total loans, net increased to $46.8 million at December 31, 1998 from $22.9 million at December 31, 1997. Total deposits were $60.7 million at December 31, 1998 compared to $42.8 million at December 31, 1997.


LOAN PORTFOLIO


     At December 31, 1998, the Company's total loans were $47.4 million, an increase of $24.2 million over total loans of $23.2 million at December 31, 1997. The increase in loans was primarily in loans secured by real estate and commercial loans, and reflects the Company's continued efforts to achieve greater penetration in its market areas and new customer activity following the Change in Control in January, 1998, the efforts of the Company's new management team and deployment of the capital raised by the Company in its initial public offering in September, 1998.


     The Company's loan portfolio consists primarily of loans secured by real estate, and, to a lesser extent, commercial and consumer loans. Real estate loans consist of loans secured by commercial or residential real property and loans for the construction of commercial or residential property. Consumer loans are made for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased.


     The Company's loans are primarily to businesses and individuals located in Palm Beach and Broward Counties, Florida. The Company has not made loans to borrowers outside of the United States. Commercial lending activities are focused primarily on lending to small business borrowers. The Company believes that its strategy of customer service, competitive rate structures and selective marketing have enabled the Company to gain market entry to local loans. Bank mergers by larger banks competing with the Company have also contributed to the Company's efforts to attract borrowers.

     The following table sets forth the classification of the Company's loans by major category for the periods presented.


                                                                    DECEMBER 31,
                                                   ----------------------------------------------
                                                            1998                    1997
                                                   ----------------------   ---------------------
                                                     AMOUNT      PERCENT      AMOUNT      PERCENT
                                                   ----------   ---------   ----------   --------
                                                         (IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial and Industrial ......................    $ 10,557        22%      $  6,033        26%
Real Estate Non-Residential Properties .........      30,292        64%        14,676        63%
Residential Properties .........................       3,694         8%         1,808         8%
Construction ...................................       1,912         4%             0        --
Consumer .......................................         959         2%           715         3%
                                                    --------        --       --------        --
Total Loans ....................................    $ 47,414       100%      $ 23,232       100%
                                                    ========       ===       ========       ===

     The following table sets forth, in terms of interest rate sensitivity, certain components of the Company's loan portfolio as well as its fixed and adjustable rate loans within that portfolio at December 31, 1998.


                                       WITHIN 1 YEAR     1 TO 5 YEARS     AFTER 5 YEARS       TOTAL
                                      ---------------   --------------   ---------------   ----------
                                                              (IN THOUSANDS)
Commercial and Industrial .........        $3,325           $6,406             $826         $10,557
Construction Loans ................         1,766              146               --           1,912
                                           ------           ------             ----         -------
  Total ...........................        $5,091           $6,552             $826         $12,469
                                           ======           ======             ====         =======
Fixed Rate Loans ..................                                                         $ 1,075
Variable Rate Loans ...............                                                          11,394
                                                                                            -------
  Total ...........................                                                         $12,469
                                                                                            =======

ASSET QUALITY


     The Company's principal earning assets are its loans. Inherent in the lending function is the risk of the borrower's inability to repay their loan under its existing terms. Risk elements include non-accrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate.


     Non-performing assets include loans that are not accruing interest (non-accrual loans) as a result of principal or interest being in default for a period of 90 days or more. When a loan is classified as non-accrual, interest accruals discontinue and all past due interest, including interest applicable to prior years, is reversed and charged against current income. Until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of such payments as interest.


     The Company attempts to minimize overall credit risk through loan diversification and its loan approval procedures. The Company's due diligence begins at the time a borrower and the Company begin to discuss the origination of a loan. Documentation, including a borrower's credit history, materials establishing the value and liquidity of potential collateral, the purpose of the loan, the source and timing of the repayment of the loan, and other factors are analyzed before a loan is submitted for approval. Loans made are also subject to periodic review.


     During December 31, 1998, the Company's non-accrual loans increased by $13,000 to $109,000 at December 31, 1998 from $96,000 at December 31, 1997.
This balance represents one loan placed in non-accrual status during December 1998. This loan is subject to a workout agreement, and management believes that the loan is adequately secured and does not anticipate that the Company will incur a material loss on this credit.

     The following table sets forth information concerning The Company's non-performing assets as of the dates indicated:


                              NON-PERFORMING LOANS


                                                       DECEMBER 31,
                                                  -----------------------
                                                     1998         1997
                                                  ----------   ----------
                                                   (IN THOUSANDS, EXCEPT
                                                       PERCENTAGES)
Non-accrual loans .............................    $    109     $     96
Other real estate owned .......................           8           24
                                                   --------     --------
Total non-performing assets(1) ................    $    117     $    120
                                                   ========     ========
Non-accrual loans to total loans ..............        0.23%        0.41%
Non-performing assets to total assets .........        0.14%        0.25%
Allowance for possible loan losses as a
  percentage of non-performing assets .........      514.94%      315.00%

----------------
(1) Excludes loans past due 90 days or more and still accruing interest of approximately $0 and $213,000 at December 31, 1998 and 1997, respectively.


     If the above described non-accruing loans had been current, the Company's interest income would have increased by $7,000, and $11,000, for the years ended December 31, 1998 and 1997, respectively.


     At the dates indicated in the above table, there were no concentration of loans exceeding 10% of the Company's total loans and the Company had no foreign loans.



ALLOWANCE FOR LOAN LOSSES


     The Company attempts to maintain an allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance. Risks within the loan portfolio are analyzed on a continuous basis by the Company's officers, by outside, independent loan review auditors and by the Company's Directors Loan Committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and appropriate reserves. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. Additions to the allowance are made by provisions charged to expense and the allowance is reduced by net charge-offs ( i.e., loans judged to be uncollectible and charged against the reserve, less any recoveries on such loans). Although management attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions. In addition, various regulatory agencies periodically review the Company's allowance for loan losses. These agencies may require the Company to take additional provisions based on their judgments about information available to them at the time of their examination.


     The Company's allowance for possible loan losses totaled $602,000 and $378,000 at December 31, 1998 and 1997, respectively.

     The following is a summary of the reconciliation of the allowance for loan losses for the periods presented.


                                                                  YEAR ENDED DECEMBER 31,
                                                                  -----------------------
                                                                     1998         1997
                                                                  ----------   ----------
                                                                   (IN THOUSANDS, EXCEPT
                                                                       PERCENTAGES)
Balance at Beginning of Period ................................    $   378      $   365
CHARGE-OFFS:
Real Estate ...................................................         58          104
Installment ...................................................        -0-            3
Commercial ....................................................        141          340
                                                                   -------      -------
  Total Charge-Offs ...........................................        199          447
RECOVERIES:
Real Estate ...................................................        -0-            4
Installment ...................................................         13          -0-
Commercial ....................................................         25           21
                                                                   -------      -------
  Total Recoveries ............................................         38           25
                                                                   -------      -------
Net Charge-Offs ...............................................        161          422
Provision Charged to Expense ..................................        385          435
                                                                   -------      -------
Balance of Allowance at End of Period .........................    $   602      $   378
                                                                   =======      =======
Ratio of Net Charge-Offs to Average Loans Outstanding .........       0.56%        2.02%
Balance of Allowance at Period End as of
  % of Total Loans at Period End ..............................       1.27%        1.63%

     The following table sets forth, for each of the Company's major lending areas, the amount and percentage of the Company's allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated:


            ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY CATEGORY


                                                          DECEMBER 31,
                                       --------------------------------------------------
                                                 1998                      1997
                                       ------------------------   -----------------------
                                                       % OF                      % OF
                                        AMOUNT     TOTAL LOANS     AMOUNT     TOTAL LOANS
                                       --------   -------------   --------   ------------
                                               (IN THOUSANDS, EXCEPT PERCENTAGES)
Balance Applicable to:
Commercial and Industrial ..........     $123           22%         $105           26%
Real Estate:
Non-Residential Properties .........      306           64%          175           63%
Residential Properties .............       59            8%           35            8%
Construction .......................       19            4%            0            0%
Consumer ...........................        8            2%            5            3%
                                         ----           --          ----           --
Subtotal ...........................      515          100%          320          100%
Unallocated Reserves ...............       87           --            58           --
                                         ----          ---          ----          ---
  Total ............................     $602          100%         $378          100%
                                         ====          ===          ====          ===

INVESTMENT SECURITIES


     The Company maintains an investment portfolio to fund increased loan demand or decreased deposits and other liquidity needs and to provide an additional source of interest income. The portfolio is composed primarily of U.S. Treasury Securities and obligations of U.S. Government agencies and government sponsored entities, including collateralized mortgage obligations issued by such agencies and entities, and to a lesser extent collateralized mortgage obligations issued by non-public entities. The Bank also owns shares in the Bankers' Bancorporation of Florida,

Inc.. As a Federal Reserve Member Bank, the Bank also holds stock in the Federal Reserve Bank of Atlanta and, as a member of the Federal Home Loan Bank of Atlanta, the Bank also owns Federal Home Loan Bank Stock. For purposes of the following discussion, the Company does not consider the Federal Reserve Bank stock and Federal Home Loan Bank stock to be investment securities.


     The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115), effective January 1, 1994. Under SFAS 115, securities are classified as securities held to maturity based on management's intent and the Company's ability to hold them to maturity. Such securities are stated at cost, adjusted for unamortized purchase premiums and discounts. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities, which are carried at market value. Realized gains and losses and gains and losses from marking the portfolio to market value are included in trading revenue. Securities not classified as securities held to maturity or trading securities are classified as securities available for sale, and are stated at fair value. Unrealized gains and losses on securities available for sale are excluded from results of operations, and are reported as a separate component of stockholders' equity, net of taxes. Securities classified as available for sale include securities that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase regulatory capital or other similar requirement.


     Management determines the appropriate classification of securities at the time of purchase. At December 31, 1998, the Company's entire investment securities portfolio of $9.4 million was classified as available for sale.


     Investment securities at December 31, 1998 represent a decrease of $10.8 million, or 53.5%, over total investment securities of $20.2 million at December 31, 1997. This decrease in investment securities represents proceeds of maturing and called securities being invested in new loan originations. In addition, as part of the Company's restructuring of its securities portfolio, the Company sold $2.9 million of investment securities in early 1998 and incurred a net loss of $39 thousand.


     At December 31, 1997, the majority of the Company's investment securities were held to maturity. Pursuant to the Change In Control, and as part of the purchase accounting adjustments made in connection with the transaction, securities were reclassified as available for sale.

     The following table sets forth the carrying value of the Company's securities portfolio as of the dates indicated.


     A comparative summary of investment securities available for sale for the periods presented is as follows (in thousands):



                                                                          GROSS         GROSS
                                                                       UNREALIZED     UNREALIZED
                                                    AMORTIZED COST        GAINS         LOSSES      FAIR VALUE
                                                   ----------------   ------------   -----------   -----------
 December 31, 1998
 U.S. Government and Agency Securities .........        $4,500             $ 1          $ (4)         $4,497
 Mortgage Backed Securities ....................         4,870              11            (1)          4,880
 Other Securities ..............................            14               0             0              14
                                                        ------             ---          ----          ------
 Total .........................................        $9,384             $12          $ (5)         $9,391
                                                        ======             ===          ====          ======


                                                               GROSS         GROSS
                                                            UNREALIZED     UNREALIZED
                                         AMORTIZED COST        GAINS         LOSSES      FAIR VALUE
                                        ----------------   ------------   -----------   -----------
 December 31, 1997
 Mortgage backed securities .........        $3,607            $ 16          $  (4)        $3,619
 Other securities ...................            14               0              0             14
                                             ------            ----          -----         ------
 Total ..............................        $3,621            $ 16          $  (4)        $3,633
                                             ======            ====          =====         ======

     A comparative summary of investment securities held to maturity for the periods presented is as follows (in thousands):


                                                                          GROSS         GROSS
                                                                       UNREALIZED     UNREALIZED
                                                    AMORTIZED COST        GAINS         LOSSES      FAIR VALUE
                                                   ----------------   ------------   -----------   -----------
 December 31, 1997
 U.S. Government and Agency Securities .........        $   501           $ --          $  --        $   501
 Mortgage backed securities ....................         16,060             73            (28)        16,105
                                                        -------           ----          -----        -------
 Total .........................................        $16,561           $ 73          $ (28)       $16,606
                                                        =======           ====          =====        =======

     The following table sets forth as of December 31, 1998, the maturity distribution of the Company's investment portfolio.


                  MATURITY SCHEDULE OF INVESTMENT SECURITIES



                               ONE YEAR OR LESS     ONE TO FIVE YEARS
                             --------------------- --------------------
                              CARRYING    AVERAGE   CARRYING   AVERAGE
                                VALUE      YIELD      VALUE     YIELD
                             ---------- ---------- ---------- ---------
U.S. Government and
 Agency Securities .........   $    0    $      0    $4,497      5.65%
Mortgaged Backed
 Securities(1) .............   $3,324        6.12%   $1,556      6.26%
Other Securities(2) ........   $    0           0%   $    0         0%



                              FIVE TO TEN YEARS   MORE THAN TEN YEARS          TOTAL
                             -------------------- -------------------- ---------------------
                              CARRYING   AVERAGE   CARRYING   AVERAGE   CARRYING    AVERAGE
                                VALUE     YIELD      VALUE     YIELD      VALUE      YIELD
                             ---------- --------- ---------- --------- ---------- ----------
U.S. Government and
 Agency Securities .........    $  0         0%      $  0          0%    $4,497       6.16%
Mortgaged Backed
 Securities(1) .............    $  0         0%      $  0          0%    $4,880       6.16%
Other Securities(2) ........    $  0         0%      $696       6.18%    $  696       6.18%

----------------
(1) Mortgage backed maturities are based on current estimated prepayment speeds.

(2) Other securities also include Federal Reserve Bank stock and Federal Home Loan Bank stock that the Bank must own as a condition of membership. The Bank does not anticipate that it will discontinue these memberships, and has therefore classified the maturity of these securities as more than ten years.


     Proceeds from the sales of securities available for sale during the years ended December 31, 1998 and 1997 were $2.9 million and $9.5 million, respectively. Gross gains of $3,000 and $87,000 and gross losses of $42,000 and $0 were realized on those sales in 1998 and 1997, respectively. Securities with a carrying value of $0 and $5.3 million at December 31, 1998 and 1997 were pledged to secure public funds on deposit.

DEPOSITS


     Deposits are the Company's primary source of funds. During 1998, the Company's deposits increased by $17.9 million, or 41.9%, to $60.7 million at December 31, 1998 from $42.8 million at December 31, 1997. During 1998, the Company's deposit portfolio shifted away from higher priced time deposits and toward non-interest bearing demand deposits. This shift reflected the Company's increased emphasis on business accounts. At December 31, 1998 and 1997, demand deposits represented 33.2% and 27.3%, respectively, of total deposits and time deposits represented 31.9% and 37.8%, respectively of total deposits. The Company's cost of funds for 1998 was 2.56%, compared to 2.95% for the year ended December 31, 1997.


     The following table sets forth the average amounts of various types of deposits for each of the periods indicated:


                                                           DECEMBER 31,
                                        --------------------------------------------------
                                                 1998                       1997
                                        -----------------------   ------------------------
                                                       AVERAGE                    AVERAGE
                                           AMOUNT       YIELD        AMOUNT        YIELD
                                        -----------   ---------   -----------   ----------
                                                (IN THOUSANDS, EXCEPT PERCENTAGES)
Non-Interest Bearing Demand .........    $ 13,028          --      $ 10,091           --
Interest-Bearing Demand .............       7,102        1.18%        5,149         1.43%
Savings Deposits ....................       9,856        2.58%        8,353         2.49%
Time Deposits .......................      15,247        5.33%       16,859         5.40%
                                         --------                  --------
Total ...............................    $ 45,233                  $ 40,452
                                         ========                  ========

     The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of certificates of deposits of denominations of $100,000 or more as of December 31, 1998 (in thousands):


Time Deposits ($100,000 and over)
Three months or less ...........................    $ 2,557
Over three months through nine months ..........      2,854
Over nine months through twelve months .........      1,801
Over twelve months .............................        568
                                                    -------
  Total ........................................    $ 7,780
                                                    =======

INTEREST RATE RISK MANAGEMENT


     Interest rate risk management involves managing the extent to which interest-sensitive assets and interest-sensitive liabilities are matched. Interest rate sensitivity is the relationship between market interest rates and earnings volatility due to the repricing characteristics of assets and liabilities. The Company's net interest income is affected by changes in the level of market interest rates. In order to maintain consistent earnings performance, the Company seeks to manage, to the extent possible, the repricing characteristics of its assets and liabilities.


     The ratio between assets and liabilities repricing in specific time intervals is referred to as an interest rate sensitivity gap. Interest rate sensitivity gaps can be managed to take advantage of the slope of the yield curve as well as forecasted changes in the level of interest rate changes.


     One major objective of the Company when managing the rate sensitivity of its assets and liabilities is to stabilize net interest income. The management of and authority to assume interest rate risk is the responsibility of the Company's Asset/Liability Committee ("ALCO"), which is comprised of senior management and Board members. The process to review interest rate risk management is a regular part of management of the Company. Consistent policies and practices of measuring and reporting interest rate risk exposure, particularly regarding the treatment of non-contractual assets and liabilities, are in effect. In addition, there is an annual process to review the interest rate risk policy with the Board of Directors which includes limits on the impact to earnings from shifts in interest rates.


     To manage the interest sensitivity position, an asset/liability model called "gap analysis" is used to monitor the difference in the volume of the Company's interest sensitive assets and liabilities that mature or reprice within given periods. A positive gap (asset sensitive) indicates that more assets reprice during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect. The Company employs computerized interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest sensitive assets and liabilities in order to determine what impact these rates changes will have upon the net interest spread.


     At December, 1998, the Company maintained a one year positive cumulative gap of $13.9 million or 17.2% of total assets.


                                                                  INTEREST SENSITIVITY GAP AT DECEMBER 31, 1998
                                                        -----------------------------------------------------------------
                                                          3 MONTHS      3 THROUGH     1 THROUGH        OVER
                                                           OR LESS      12 MONTHS      3 YEARS        3 YEARS      TOTAL
                                                        ------------   -----------   -----------   ------------   -------
                                                                       (IN THOUSANDS, EXCEPT PERCENTAGES)
Federal funds sold ..................................     $ 13,294            --            --             --     13,294
Investment securities, at amortized cost(1) .........        1,407         1,907         2,057          4,696     10,067
Loans ...............................................       34,374         1,950         2,538          8,552     47,414
                                                          --------         -----         -----          -----     ------
Total Earning Assets ................................       49,075         3,857         4,595         13,248     70,775
Interest bearing transaction deposits ...............       21,239                                                21,239
Time deposits .......................................        6,131        11,663         1,202            354     19,350
                                                          --------        ------         -----         ------     ------
Interest bearing liabilities ........................       27,370        11,663         1,202            354     40,589
                                                          --------        ------         -----         ------     ------
Interest sensitivity gap ............................       21,705        (7,806)        3,393         12,894     30,186
                                                          ========        ======         =====         ======     ======
Cumulative gap ......................................     $ 21,705      $ 13,899      $ 17,292       $ 30,186
                                                          ========      ========      ========       ========
Cumulative gap to total assets ......................        26.88%        17.21%        21.42%         37.38%
                                                          ========      ========      ========       ========

----------------
(1) Investment securities include Federal Reserve Bank stock and Federal Home Loan Bank stock, totaling $683,000, which have been included in the over three (3) years column.


LIQUIDITY


     The Company's liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits and other cash outflows in a cost-effective manner. The Company's principal sources of funds are deposits, scheduled amortization and prepayments of loan principal, sales and maturities of investment securities and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.


     Through the Company's investment portfolio the Company has generally sought to obtain a safe yet slightly higher yield than would have been available to the Company as a net seller of overnight Federal Funds while still maintaining liquidity. Through its investment portfolio, the Company also attempts to manage its maturity gap by seeking maturities of investments which coincide as closely as possible with maturities of deposits. The Company's investment portfolio is all classified as held for sale, to provide additional liquidity for anticipated loan demand and other liquidity needs. As an additional source of liquidity, the Company in the latter half of 1998 established an overnight line of credit through one of its correspondent banks pursuant to which the Company could borrow $4 million. The Company did not draw on this line of credit during 1998.

     The Company's total deposits equaled $60.7 million and $42.8 million as of December 31, 1998 and 1997, respectively. The funds provided by deposits, combined with the additional capital raised by the Company and sales and maturities of investment securities, has been more than sufficient to provide for the Company's lending demand.


     Management believes that the Company's current sources of funds provide adequate liquidity for the current cash flow needs of the Company.


CAPITAL


     A significant measure of the strength of a financial institution is its capital base. The Company's federal regulators have classified and defined capital into the following components: (1) Tier I capital, which includes tangible shareholders' equity for common stock and qualifying preferred stock, and (2) Tier II capital, which includes a portion of the allowance for possible loan losses, certain qualifying long-term debt and preferred stock which does not qualify for Tier I capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines which require a financial institution to maintain certain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets.) A financial institution is required to maintain, at a minimum, Tier I capital as a percentage of risk-adjusted assets of 4.0% and combined Tier I and Tier II capital as a percentage of risk-adjusted assets of 8.0%.


     In addition to the risk-based guidelines, the federal regulators require that a financial institution which meets the regulators' highest performance and operation standards maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 3%. For those institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be proportionately increased. Minimum leverage ratios for each bank are evaluated through the ongoing regulatory examination process.


     The Company's federal regulators impose capital standards on bank holding companies which are substantially similar to those imposed upon the Bank. However, provided the Company's total assets are less than $150 million, these standards are applied on a bank only basis.


     The following table summarizes the Company's risk-based and leverage capital ratios at December 31, 1998, as well as the required minimum regulatory capital ratios:


                               CAPITAL ADEQUACY


                                                                                              TO BE WELL CAPITALIZED
                                                                        FOR CAPITAL           UNDER PROMPT CORRECTIVE
                                                ACTUAL               ADEQUACY PURPOSES           ACTION PROVISIONS
                                       ------------------------   ------------------------   -------------------------
                                         AMOUNT        RATIO        AMOUNT        RATIO        AMOUNT         RATIO
                                       ----------   -----------   ----------   -----------   ----------   ------------
                                                             (IN THOUSANDS, EXCEPT PERCENTAGES)
Total Capital
 (to risk-weighted assets) .........    $14,073         25.41%     $>4,430         >8.00%     $>5,538         >10.00%
                                                                    =              =           =              =
Tier I Capital
 (to risk-weighted assets) .........     13,471         24.33%      >2,215         >4.00%      >3,323          >6.00%
                                                                    =              =           =               =
Tier I Capital
 (to average assets) ...............     13,471         19.21%      >2,805         >4.00%      >3,507          >5.00%
                                                                    =              =           =               =

IMPACT OF INFLATION AND CHANGING PRICES


     The financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.


RECENTLY ISSUED ACCOUNTING STANDARDS


     The Company adopted the provisions of SFAS No. 128, "Earnings Per Share," which eliminates primary and fully diluted earnings per share (EPS) and requires presentation of basic and diluted EPS in conjunction with the disclosure of the methodology used in computing such EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. The Company's capital structure requires the use of the "two class" method of computing basic earnings per share. Diluted EPS take into account the potential dilution that could occur if securities or other contracts to issue Class B Common Stock, including Class A Common Stock, were exercised and converted into Class B Common Stock.


     On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Other comprehensive income consists of net unrealized gains on investment securities available for sale. Adoption of this standard did not have a material impact on the Company's financial statements.


     In 1998, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 defines how operating segments are determined and requires disclosure of certain financial and descriptive information about the Company's operating segments. Under current conditions, the Company is reporting one segment.


     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted only as of the beginning of any fiscal quarter. The Company is currently reviewing the provisions of SFAS No. 133.


YEAR 2000 COMPLIANCE


     Rapid and accurate data processing is essential to the Company's operations. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in prior years) are expected to read entries for the Year 2000 as the year 1900 or as zero and incorrectly attempt to compute payment, interest, delinquency and other data. The Company has been evaluating both information technology (computer systems) and non-information technology systems (e.g., vault timer, electronic door lock and heating, ventilation and air conditioning control). The Company has examined all of its non-information technology systems and has either received certification of Year 2000 compliance for systems controlled by third-party providers or determined that the systems should not be impacted by the Year 2000. The Company has completed its first round of testing and is currently reviewing the results with regard to the systems it controls. In addition, third-parties controlling systems used by the Company for its data processing have also completed their first round of testing, and the parties operating the systems are reviewing the results of this testing. The Company does not expect any material costs to address its non-information technology systems and has not had any material costs to date. The Company has determined that the information technology systems it currently uses have substantially more Year 2000 risk than the non-information technology systems the Company uses. The Company has evaluated its information technology systems risk in three areas:
(1) its own computers, (2) computers of others used by its borrowers, and (3) computers of others who provide the Company with data processing.


     THE COMPANY'S COMPUTERS. During 1998, the Company has spent approximately $300,000 to upgrade its computer systems, primarily through the purchase of new hardware. This upgrade was necessary to accommodate the planned expansion of the Bank, and was not necessitated as part of the Company's Year 2000 remediation efforts. However, these new systems are Year 2000 compliant. The Company does not expect to have additional material costs to address this risk area after 1998.


     COMPUTERS OF OTHERS USED BY BORROWERS. The Company has evaluated most of its borrowers and does not believe that the Year 2000 problem should, on an aggregate basis, impact their ability to make payments to the Bank. The Company believes that most of its individual borrowers are not dependent on their home computers for income and none of the Company's commercial borrowers are so large that a Year 2000 problem would render them unable to collect revenue or rent and, in turn, continue to make loan payments to the Bank. The Company does not expect any material costs to address this risk area.


     COMPUTERS OF OTHERS WHO PROVIDE THE COMPANY WITH DATA PROCESSING. This risk is primarily focused on one third-party service bureau that provides virtually all of the Company's data processing. This service bureau is not Year 2000 compliant but has advised the Company that it expects to be compliant before the Year 2000. This service bureau has conducted its first round of testing of its systems and software, and is currently in the process of reviewing the results of these tests. If this problem is not solved before the Year 2000, the Company would likely experience significant delays, mistakes or failures. These delays, mistakes or failures could have a significant impact on the Company's financial condition and results of operations.


     CONTINGENCY PLAN. The Company is monitoring its service bureau to evaluate whether the Company's data processing system will fail. The Company is being provided with periodic updates on the status of testing and upgrades being made by the service bureau. If the Company's service bureau fails, the Company will attempt to locate an alternative service bureau that is Year 2000 compliant or the Company will contract with the same vendor of its software system (which is Year 2000 compliant) to utilize this software on the Company's own in-house hardware system. If the Company is unsuccessful, the Company will enter deposit and loan transactions by hand in its general ledger and compute loan payments and deposit balances and interests with its existing computer system. The Company can do this because of its relatively small number of loan and deposit accounts and would expand its internal bookkeeping system. The Company's computer systems are independently able to generate labels and mailings for all of the Company's customers. If this labor intensive approach becomes necessary, management and the Company's employees will become much less efficient. However, the Company believes that it would be able to operate in this manner indefinitely, until the Company's existing service bureau, or their replacement, is able to again provide data processing services. If very few financial institution service bureaus were operating in the Year 2000, the Company's replacement costs, assuming it could negotiate an agreement, could be material.


ITEM 7.--FINANCIAL STATEMENTS


     The financial statements required by this item are filed herewith.


ITEM 8.--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     None.

ITEM 9.--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
        COMPLIANCE WITH SECTION 16(A)


     Information concerning directors and executive officers is included in the definitive Proxy Statement for the Company's 1999 Annual Meeting under the captions "ELECTION OF DIRECTORS" and information concerning compliance with
Section 16(a) of the Exchange Act is included under the caption "COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934," each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 1999.


     The following table sets forth certain information about each executive officer of the company who is not also a director.


NAME, AGE AND POSITION                   OFFICER SINCE      PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
-------------------------------------   ---------------   -----------------------------------------------
William Burke, 39,                           1998         Senior Vice President and Regional Senior
Chief Operating Officer of the Bank                       Lending Officer of 1st United Bank of Boca
                                                          Raton, Florida; previously, Vice President for
                                                          Commercial Lending of SouthEast Bank

Dennis Gavin, 34,                            1998         Vice President of Commercial Lending for
Senior Vice President and                                 1st United Bank of Boca Raton, Florida;
Senior Lending Officer of the Bank                        previously, Credit Administration Officer for
                                                          Barnett Bank of Palm Beach County.
Anne Paddock, 37,                            1998         Vice President of Commercial Lending,

Senior Vice President--Loan                               1st United Bank of Boca Raton, Florida;
Administration of the Bank                                previously, Commercial Loan Officer for
                                                          various financial institutions.

ITEM 10.--EXECUTIVE COMPENSATION


     Information concerning executive compensation is included in the definitive Proxy Statement for the Company's 1999 Annual Meeting under the captions "EXECUTIVE COMPENSATION AND ALL OTHER COMPENSATION" and "COMPENSATION OF DIRECTORS", which is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 1999.


ITEM 11.--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT


     Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company's 1999 Annual Meeting under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 1999.


ITEM 12.--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's 1999 Annual Meeting under the caption "INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS", which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 1999.

ITEM 13.--EXHIBITS, LIST AND REPORTS ON FORM 8-K


     (a) Exhibits


EXHIBIT
NUMBER     DESCRIPTION OF EXHIBITS
--------   -------------------------------

  21       Subsidiaries of the Registrant
  27       Financial Data Schedule

     (b) Reports on form 8-K


DATE            ITEM
-------------   -----------------------------------------

December 22     5--announcing anticipated year end loss
November 4      5--announcing third quarter 1998 results

                         INDEX TO FINANCIAL STATEMENTS


                                                                       PAGES
                                                                      ------

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ...............     F-2

FINANCIAL STATEMENTS

  CONSOLIDATED BALANCE SHEETS--ADMIRALTY BANCORP, INC. AND
    SUBSIDIARY AND PREDECESSOR COMPANY ............................     F-4

  CONSOLIDATED STATEMENTS OF OPERATIONS--ADMIRALTY BANCORP,
    INC. AND SUBSIDIARY AND PREDECESSOR COMPANY ...................     F-5

  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
    AND COMPREHENSIVE INCOME--ADMIRALTY BANCORP, INC. AND
    SUBSIDIARY ....................................................     F-6

  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
    AND COMPREHENSIVE INCOME--PREDECESSOR COMPANY .................     F-7

  CONSOLIDATED STATEMENTS OF CASH FLOWS--ADMIRALTY BANCORP,
    INC. AND SUBSIDIARY AND PREDECESSOR COMPANY ...................     F-8

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--ADMIRALTY
    BANCORP, INC. AND SUBSIDIARY AND PREDECESSOR COMPANY ..........     F-9

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Admiralty Bancorp, Inc. and subsidiary


     We have audited the accompanying consolidated balance sheets of Admiralty Bancorp, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income and cash flows for the year ended December 31, 1998 and the period August 11, 1997 (date of inception), through December 31, 1997. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.


     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Admiralty Bancorp, Inc. and subsidiary as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for year ended December 31, 1998 and the period August 11, 1997 (date of inception), through December 31, 1997, in conformity with generally accepted accounting principles.


/s/  GRANT THORNTON LLP


Philadelphia, Pennsylvania
February 19, 1999

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
White Eagle Financial Group, Inc.


     We have audited the accompanying consolidated balance sheet of White Eagle Financial Group, Inc. and subsidiary (Predecessor Company) as of December 31, 1997, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income and cash flows for the year then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.


     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


     In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of White Eagle Financial Group, Inc. and subsidiary as of December 31, 1997, and the consolidated results of their operations and their consolidated cash flows for year then ended, in conformity with generally accepted accounting principles.


/s/ GRANT THORNTON LLP


West Palm Beach, Florida
March 13, 1998

                    ADMIRALTY BANCORP, INC. AND SUBSIDIARY
                            AND PREDECESSOR COMPANY

                          CONSOLIDATED BALANCE SHEETS



                                                                           ADMIRALTY BANCORP, INC.
                                                                               AND SUBSIDIARY
                                                                       -------------------------------
                                                                                DECEMBER 31,              PREDECESSOR COMPANY
                                                                       -------------------------------   --------------------
                                                                            1998             1997          DECEMBER 31, 1997
                                                                       --------------   --------------   --------------------
                               ASSETS
 Cash and cash equivalents
  Cash and due from banks ..........................................    $ 4,002,304      $ 7,845,550          $ 1,974,169
  Federal funds sold ...............................................     13,294,000               --              100,000
                                                                        -----------      -----------          -----------
     Total cash and cash equivalents ...............................     17,296,304        7,845,550            2,074,169
 Investment securities available for sale, at fair market value.....      9,391,362               --            3,633,300
 Investment securities held to maturity, at cost
  (fair value of $16,606,373 at December 31, 1997)..................             --               --           16,560,956
 Loans held for sale ...............................................             --               --              994,182
 Loans, net ........................................................     46,811,697               --           22,853,777
 Accrued interest receivable .......................................        266,022           36,781              308,210
 Federal Reserve Bank and FHLB stock ...............................        682,550               --              113,550
 Premises and equipment, net .......................................      1,113,388               --              631,208
 Deferred tax asset ................................................        438,600               --              438,600
 Goodwill ..........................................................      3,834,188               --                   --
 Other assets ......................................................        914,385          162,526              597,829
                                                                        -----------      -----------          -----------
     Total assets ..................................................    $80,748,496      $ 8,044,857          $48,205,781
                                                                        ===========      ===========          ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities
  Deposits .........................................................    $60,718,380      $        --          $42,776,197
  Accrued interest payable .........................................         57,758               --               57,405
  Due under purchase contract ......................................        201,633               --                   --
  Other liabilities ................................................        268,052           40,356              750,646
                                                                        -----------      -----------          -----------
     Total liabilities .............................................     61,245,823           40,356           43,584,248
                                                                        -----------      -----------          -----------
 Minority interest .................................................             --               --              376,049
                                                                        -----------      -----------          -----------
 Stockholders' equity
  Preferred stock, no par value, 2,000,000 shares authorized,
   no shares issued or outstanding .................................             --               --                   --
  Common stock, $0.01 par value, 325,000 shares authorized,
   323,533 shares issued and outstanding in 1997 ...................             --               --                3,235
  Common stock, Class A, no par value, 1,000,000 shares
   authorized, 888,881 shares issued and outstanding at
   December 31, 1998 and 1997 ......................................      7,490,283        8,060,440                   --
  Common stock, Class B, no par value, 4,000,000 shares
   authorized, 1,492,759 and 177,759 shares issued and
   outstanding at December 31, 1998 and 1997,
   respectively ....................................................     12,883,869           89,560                   --
  Subscriptions receivable .........................................             --         (205,000)
  Additional paid-in capital .......................................             --               --            3,138,345
  Retained earnings (accumulated deficit) ..........................       (875,855)          59,501            1,096,280
  Accumulated other comprehensive income ...........................          4,376               --                7,624
                                                                        -----------      -----------          -----------
     Total stockholders' equity ....................................     19,502,673        8,004,501            4,245,484
                                                                        -----------      -----------          -----------
     Total liabilities and stockholders' equity ....................    $80,748,496      $ 8,044,857          $48,205,781
                                                                        ===========      ===========          ===========

              The accompanying notes are an integral part of these statements.

                    ADMIRALTY BANCORP, INC. AND SUBSIDIARY
                            AND PREDECESSOR COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                    ADMIRALTY BANCORP, INC.
                                                                         AND SUBSIDIARY
                                                              ------------------------------------
                                                                                 FOR THE PERIOD
                                                                                AUGUST 11, 1997
                                                                              (DATE OF INCEPTION)
                                                                YEAR ENDED          THROUGH
                                                               DECEMBER 31,       DECEMBER 31,
                                                                   1998               1997
                                                              -------------- ---------------------
Interest income
 Loans ......................................................  $ 2,936,798          $     --
 Securities .................................................      797,978            84,445
 Federal funds sold .........................................      298,297                --
 Other ......................................................          102                --
                                                               -----------          --------
    Total interest income ...................................    4,033,175            84,445
                                                               -----------          --------
Interest expense
 Deposits ...................................................    1,079,076                --
 Borrowings .................................................       10,268             7,938
                                                               -----------          --------
    Total interest expense ..................................    1,089,344             7,938
                                                               -----------          --------
    Net interest income .....................................    2,943,831            76,507
Provision for loan losses ...................................      385,000                --
                                                               -----------          --------
    Net interest income after provision
      for loan losses .......................................    2,558,831            76,507
                                                               -----------          --------
Non-interest income
 Service charges and fees ...................................      607,988                --
 Net gain (loss) on sale of securities ......................      (39,349)               --
 Gain on sale of loans ......................................      164,044                --
 Other income ...............................................           --                --
                                                               -----------          --------
    Total non-interest income ...............................      732,683                --
                                                               -----------          --------
Non-interest expense
 Salaries and employee benefits .............................    1,440,840                --
 Occupancy ..................................................      524,510                --
 Furniture and equipment ....................................      272,558                --
 Amortization of goodwill ...................................      147,308                --
 Other expense ..............................................    1,393,572             1,650
                                                               -----------          --------
    Total non-interest expense ..............................    3,778,788             1,650
                                                               -----------          --------
    (Loss) income before income tax (benefit) expense and
      minority interest .....................................     (487,274)           74,857
Income tax (benefit) expense ................................           --            15,356
                                                               -----------          --------
    (Loss) income before minority interest ..................     (487,274)           59,501
Minority interest ...........................................       (3,692)               --
                                                               -----------          --------
    Net (loss) income .......................................  $  (490,966)         $ 59,501
                                                               ===========          ========
Per share data
 Net income (loss) per share--basic and diluted
  Class A Common Stock ......................................  $      0.50
                                                               ===========
  Class B Common Stock ......................................  $     (1.77)
                                                               ===========


                                                                    PREDECESSOR COMPANY
                                                              --------------------------------
                                                               FOR THE PERIOD
                                                               JANUARY 1, 1998
                                                                   THROUGH        YEAR ENDED
                                                                 JANUARY 21,     DECEMBER 31,
                                                                    1998             1997
                                                              ---------------- ---------------
                                                                 (UNAUDITED)
Interest income
 Loans ......................................................    $ 147,401       $ 2,328,764
 Securities .................................................       68,133         1,179,503
 Federal funds sold .........................................          388           121,800
 Other ......................................................           --                --
                                                                 ---------       -----------
    Total interest income ...................................      215,922         3,630,067
                                                                 ---------       -----------
Interest expense
 Deposits ...................................................       71,006         1,191,951
 Borrowings .................................................        5,034             4,783
                                                                 ---------       -----------
    Total interest expense ..................................       76,040         1,196,734
                                                                 ---------       -----------
    Net interest income .....................................      139,882         2,433,333
Provision for loan losses ...................................           --           435,000
                                                                 ---------       -----------
    Net interest income after provision
      for loan losses .......................................      139,882         1,998,333
                                                                 ---------       -----------
Non-interest income
 Service charges and fees ...................................       13,169           621,579
 Net gain (loss) on sale of securities ......................           --            86,712
 Gain on sale of loans ......................................           --           974,571
 Other income ...............................................       27,238            45,247
                                                                 ---------       -----------
    Total non-interest income ...............................       40,407         1,728,109
                                                                 ---------       -----------
Non-interest expense
 Salaries and employee benefits .............................       38,792           903,625
 Occupancy ..................................................       29,699           403,260
 Furniture and equipment ....................................       10,828           215,228
 Amortization of goodwill ...................................           --                --
 Other expense ..............................................       51,784         1,175,736
                                                                 ---------       -----------
    Total non-interest expense ..............................      131,103         2,697,849
                                                                 ---------       -----------
    (Loss) income before income tax (benefit) expense and
      minority interest .....................................       49,186         1,028,593
Income tax (benefit) expense ................................           --          (288,000)
                                                                 ---------       -----------
    (Loss) income before minority interest ..................       49,186         1,316,593
Minority interest ...........................................       (2,020)          (52,664)
                                                                 ---------       -----------
    Net (loss) income .......................................    $  47,166       $ 1,263,929
                                                                 =========       ===========
Per share data
 Net income (loss) per share--basic and diluted
  Class A Common Stock ......................................
  Class B Common Stock ......................................

                 The accompanying notes are an integral part of these
                                  statements.

                    ADMIRALTY BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           AND COMPREHENSIVE INCOME


                                                                        COMMON STOCK
                                                    -----------------------------------------------------
                                                             CLASS A                    CLASS B
                                         STOCK      -------------------------- --------------------------
                                      SUBSCRIPTION
                                       RECEIVABLE     SHARES        AMOUNT        SHARES        AMOUNT
                                     -------------- ---------- --------------- ------------ -------------
Balance, August 11, 1997 ...........  $        --         --     $        --           --    $        --
Issuance of common stock ...........     (205,000)   888,881       8,060,440      133,320         89,560
Net income for the period ..........           --         --              --           --             --
                                      -----------    -------     -----------      -------    -----------
Comprehensive income ...............
Balance, December 31, 1997 .........     (205,000)   888,881       8,060,440      133,320         89,560
Issuance of Class B
 common stock ......................           --         --              --    1,315,000     12,349,919
Cost of issuance of Class A
 common stock ......................           --         --        (570,157)          --             --
Collection of subscription
 receivable ........................      205,000         --              --           --             --
Net loss for the year ended
 December 31, 1998 .................           --         --              --           --             --
Other comprehensive income,
 net of reclassifications
 and tax ...........................           --         --              --           --             --
Class A Common Stock
 dividend ..........................           --         --              --       44,439        444,390
                                      -----------    -------     -----------    ---------    -----------
Comprehensive income ...............
Balance, December 31, 1998 .........  $        --    888,881     $ 7,490,283    1,492,759    $12,883,869
                                      ===========    =======     ===========    =========    ===========



                                                       ACCUMULATED
                                                          OTHER           TOTAL
                                         RETAINED     COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE
                                         EARNINGS         INCOME          EQUITY         INCOME
                                     --------------- --------------- --------------- --------------
Balance, August 11, 1997 ...........   $        --       $    --       $        --
Issuance of common stock ...........            --            --         7,945,000
Net income for the period ..........        59,501            --            59,501    $    59,501
                                       -----------       -------       -----------    -----------
Comprehensive income ...............                                                  $    59,501
                                                                                      ===========
Balance, December 31, 1997 .........        59,501            --         8,004,501
Issuance of Class B
 common stock ......................            --            --        12,349,919
Cost of issuance of Class A
 common stock ......................            --            --          (570,157)
Collection of subscription
 receivable ........................            --            --           205,000
Net loss for the year ended
 December 31, 1998 .................      (490,966)           --          (490,966)   $  (490,966)
Other comprehensive income,
 net of reclassifications
 and tax ...........................            --         4,376             4,376          4,376
                                                                                      -----------
Class A Common Stock
 dividend ..........................      (444,390)           --                --
                                       -----------       -------       -----------
Comprehensive income ...............                                                  $  (486,590)
                                                                                      ===========
Balance, December 31, 1998 .........   $  (875,855)      $ 4,376       $19,502,673
                                       ===========       =======       ===========

                  The accompanying notes are an integral part of these
                                  statements.

                              PREDECESSOR COMPANY

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           AND COMPREHENSIVE INCOME



                                     COMMON STOCK         RETAINED
                                 ---------------------   ADDITIONAL
                                                           PAID-IN
                                   SHARES   PAR VALUE      CAPITAL
                                 --------- ----------- --------------
Balance, December 31, 1996 .....  323,533    $ 3,235    $ 3,138,345
Net income .....................       --         --             --
Change in net unrealized
 gain on securities available
 for sale ......................       --         --             --
                                  -------    -------    -----------
Comprehensive income ...........
Balance, December 31, 1997 .....  323,533    $ 3,235    $ 3,138,345
                                  =======    =======    ===========



                                   ACCUMULATED
                                    EARNINGS         OTHER           TOTAL
                                  (ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE
                                    DEFICIT)         INCOME          EQUITY         INCOME
                                 -------------- --------------- --------------- --------------
Balance, December 31, 1996 .....  $  (167,649)      $ 2,574       $ 2,976,505
Net income .....................    1,263,929            --         1,263,929    $ 1,263,929
Change in net unrealized
 gain on securities available
 for sale ......................           --         5,050             5,050          5,050
                                  -----------       -------       -----------    -----------
Comprehensive income ...........                                                 $ 1,268,979
                                                                                 ===========
Balance, December 31, 1997 .....  $ 1,096,280       $ 7,624       $ 4,245,484
                                  ===========       =======       ===========

       The accompanying notes are an integral part of these statements.

                    ADMIRALTY BANCORP, INC. AND SUBSIDIARY
                            AND PREDECESSOR COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            ADMIRALTY BANCORP, INC. AND SUBSIDIARY
                                                                           ----------------------------------------
                                                                                                  FOR THE PERIOD
                                                                                                  AUGUST 11, 1997
                                                                                                (DATE OF INCEPTION)
                                                                                                      THROUGH
                                                                            DECEMBER 31, 1998    DECEMBER 31, 1997
                                                                           ------------------- --------------------
Operating activities
 Net (loss) ..............................................................   $     (490,966)       $    59,501
 Adjustments to reconcile net income to net cash provided by
   (used in) operating activities
  Minority interest in net income ........................................            3,692                 --
  Provision for loan losses ..............................................          385,000                 --
  Depreciation and amortization ..........................................          429,308                 --
  Amortization, net of accretion, of investment securities ...............          140,441                 --
  (Gain) loss on sale of securities ......................................           39,349                 --
  Gains on sales of mortgage loans .......................................         (164,044)                --
  Increase in other assets ...............................................          (99,327)          (199,307)
  Increase (decrease) in other liabilities ...............................         (516,248)            40,356
                                                                             --------------        -----------
    Net cash provided by (used in) operating activities ..................         (272,795)           (99,450)
                                                                             --------------        -----------
Investing activities
 Proceeds from maturities of investment securities
   available for sale ....................................................       16,125,149                 --
 Purchases of investment securities available for sale ...................       (9,171,497)                --
 Proceeds from sales of investment securities available for sale .........        2,955,197                 --
 Purchase of Federal Reserve Bank FHLB stock .............................         (569,000)                --
 Net loan originations and principal collections on loans ................      (22,151,447)                --
 Proceeds from sale of mortgage loan sales ...............................                                  --
 Purchase of premises and equipment ......................................         (775,887)                --
 Payment for purchase of Company, net of cash acquired ...................       (4,439,882)                --
 Redemption/buyout of minority interest ..................................         (358,165)                --
                                                                             --------------        -----------
    Net cash used in investing activities ................................      (18,385,532)                --
                                                                             --------------        -----------
Financing activities
 Net increase in deposits ................................................       21,206,319                 --
 Net decrease in securities sold under agreements to
   repurchase and other borrowings .......................................       (4,582,000)                --
 Collection of subscription receivable ...................................          205,000                 --
 Proceeds from issuance of common stock, net of costs ....................       11,279,762          7,945,000
                                                                             --------------        -----------
    Net cash provided by financing activities ............................       28,109,081          7,945,000
                                                                             --------------        -----------
Net (decrease) increase in cash and cash equivalents .....................        9,450,754          7,845,550
Cash and cash equivalents, beginning of period ...........................        7,845,550                 --
                                                                             --------------        -----------
Cash and cash equivalents, end of period .................................   $   17,296,304        $ 7,845,550
                                                                             ==============        ===========


                                                                            PREDECESSOR COMPANY
                                                                           --------------------
                                                                                YEAR ENDED
                                                                             DECEMBER 31, 1997
                                                                           --------------------
Operating activities
 Net (loss) ..............................................................    $    1,285,329
 Adjustments to reconcile net income to net cash provided by
   (used in) operating activities
  Minority interest in net income ........................................            54,488
  Provision for loan losses ..............................................           435,000
  Depreciation and amortization ..........................................           243,806
  Amortization, net of accretion, of investment securities ...............                --
  (Gain) loss on sale of securities ......................................           (86,712)
  Gains on sales of mortgage loans .......................................        (1,011,795)
  Increase in other assets ...............................................           (70,553)
  Increase (decrease) in other liabilities ...............................           506,825
                                                                              --------------
    Net cash provided by (used in) operating activities ..................         1,356,388
                                                                              --------------
Investing activities
 Proceeds from maturities of investment securities
   available for sale ....................................................                --
 Purchases of investment securities available for sale ...................       (12,159,399)
 Proceeds from sales of investment securities available for sale .........         9,531,835
 Purchase of Federal Reserve Bank FHLB stock .............................           (26,450)
 Net loan originations and principal collections on loans ................       (10,945,330)
 Proceeds from sale of mortgage loan sales ...............................         6,728,662
 Purchase of premises and equipment ......................................           (44,632)
 Payment for purchase of Company, net of cash acquired ...................                --
 Redemption/buyout of minority interest ..................................                --
                                                                              --------------
    Net cash used in investing activities ................................        (6,915,314)
                                                                              --------------
Financing activities
 Net increase in deposits ................................................         2,956,039
 Net decrease in securities sold under agreements to
   repurchase and other borrowings .......................................                --
 Collection of subscription receivable ...................................                --
 Proceeds from issuance of common stock, net of costs ....................                --
                                                                              --------------
    Net cash provided by financing activities ............................         2,956,039
                                                                              --------------
Net (decrease) increase in cash and cash equivalents .....................        (2,602,887)
Cash and cash equivalents, beginning of period ...........................         4,677,056
                                                                              --------------
Cash and cash equivalents, end of period .................................    $    2,074,169
                                                                              ==============

                  The accompanying notes are an integral part of these
                                  statements.

                    ADMIRALTY BANCORP, INC. AND SUBSIDIARY
                            AND PREDECESSOR COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1998 AND 1997


NOTE A--ORGANIZATION


     Admiralty Bancorp, Inc. (successor company to White Eagle Financial Group, Inc.), is a bank holding company incorporated in the state of Delaware. The consolidated financial statements include the accounts of Admiralty Bancorp, Inc. "Admiralty", and its wholly owned subsidiary, Admiralty Bank "the Bank", collectively referred to as "the Company". The Bank is a state-chartered independent community bank with its main office in Palm Beach Gardens, Florida, and branches in Juno Beach, Boca Raton and Jupiter.


     The Bank operates as a commercial bank offering a wide variety of commercial loans and, to a lesser degree, consumer credits. The Bank originates small business loans which are partially guaranteed by the Small Business Administration. The Bank sells the guaranteed portion to unrelated third parties. The Bank continues to service these loans. Its primary future strategic aim is to establish a reputation and market presence as the "small and middle market business bank" in its principal market. The Bank funds its loans primarily by offering time, savings and money market, and demand deposit accounts to both commercial enterprises and individuals. Additionally, the Bank originates residential mortgage loans. Principal markets include South Florida.


     The Bank competes with other banking and financial institutions in its primary markets. Commercial banks, savings banks, savings and loan associations, mortgage bankers and brokers, credit unions and money market funds actively compete for deposits and loans. Such institutions, as well as consumer finance, mutual funds, insurance companies, and brokerage and investment banking firms, may be considered competitors of the Bank with respect to one or more of the services it renders.


     The Bank is subject to regulations of certain state and federal agencies and, accordingly, it is periodically examined by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Bank's business is particularly susceptible to being affected by state and federal legislation and regulations.


NOTE B--SUMMARY OF ACCOUNTING POLICIES


 BASIS OF FINANCIAL STATEMENT PRESENTATION


     The accounting policies of the Company conform with generally accepted accounting principles and predominant practices within the banking industry. All significant intercompany balances and transactions have been eliminated in consolidation.


     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


     The principal estimate that is particularly susceptible to significant change in the near term relates to the allowance for loan losses. The evaluation of the adequacy of the allowance for loan losses includes, among other factors, an analysis of historical loss rates, by category, applied to current loan

                    ADMIRALTY BANCORP, INC. AND SUBSIDIARY
                            AND PREDECESSOR COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                          DECEMBER 31, 1998 AND 1997


NOTE B--SUMMARY OF ACCOUNTING POLICIES--(CONTINUED)

totals. However, actual losses may be higher or lower than historical trends, which vary. Actual losses on specified problem loans, which also are provided for in the evaluation, may vary from estimated loss percentages, which are established based upon a limited number of potential loss classifications.


     In 1998, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No 131 defines how operating segments are determined and requires disclosure of certain financial and descriptive information about the Company's operating segments. Under current conditions, the Company is reporting one segment.


 INVESTMENT SECURITIES


     The Bank accounts for its investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires investments in securities to be classified in one of three categories: held to maturity, trading, or available for sale. Investments in debt securities, for which management has both the ability and intent to hold to maturity, are carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the interest method. Investments in debt securities, which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk and equity, liquidity requirements or other factors, are classified as available for sale. Net unrealized gains and losses for such securities, net of tax effect, are required to be recognized as a separate component of shareholders' equity and excluded from the determination of net income. The Bank does not engage in security trading. Security transactions are accounted for on a trade date basis. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.


     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted only as of the beginning of any fiscal quarter. Management is in the process of reviewing the provisions of SFAS No. 133.


 LOANS AND ALLOWANCE OR LOAN LOSSES


     Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal and are net of unearned discount, unearned loan fees and an allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for loan losses. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become

                    ADMIRALTY BANCORP, INC. AND SUBSIDIARY
                            AND PREDECESSOR COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                          DECEMBER 31, 1998 AND 1997


NOTE B--SUMMARY OF ACCOUNTING POLICIES--(CONTINUED)

uncollectible based upon an evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan portfolio, overall portfolio quality, specific problem loans, and current and future economic conditions which may affect the borrowers' ability to pay. The evaluation details historical losses by loan category, the resulting loss rates for which are projected at current loan total amounts. Loss estimates for specified problem loans are also detailed.


     Interest income is accrued as earned on a simple interest basis. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. When a loan is placed on such non-accrual status, all accumulated accrued interest receivable, applicable to periods prior to the current year, is charged off to the allowance for loan losses. Interest which had accrued in the current year is reversed out of current period income. Loans 90 days or more past due and still accruing interest must have both principal and accruing interest adequately secured and must be in the process of collection.


     The Bank accounts for its impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.


 BANK PREMISES AND EQUIPMENT


     Bank premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation expense is computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the improvements or the terms of the related leases. Depreciation expense was $282,000 and $199,000 for the years ended December 31, 1998 and 1997, respectively.


 OTHER REAL ESTATE OWNED


     Other real estate owned, included in other assets, representing property acquired through foreclosure, is carried at the lower of the principal balance of the secured loan or fair value less estimated disposal costs of the acquired property. Costs relating to holding the assets are charged to expense.


 MORTGAGE SERVICING


     The Bank performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for these services. At December 31, 1998 and 1997, the Bank was servicing approximately $14,840,000 and $17,416,000, respectively, of loans for others.

                    ADMIRALTY BANCORP, INC. AND SUBSIDIARY
                            AND PREDECESSOR COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                          DECEMBER 31, 1998 AND 1997


NOTE B--SUMMARY OF ACCOUNTING POLICIES--(CONTINUED)

     The Company accounts for its transfers and servicing assets in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125," which provides accounting guidance on transfers of financial assets, servicing of financial assets and extinguishments of liabilities.


 LONG-LIVED AND INTANGIBLE ASSETS


     The Bank accounts for long-lived and intangible assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. The adoption of this new statement did not have a material impact on the Bank's financial position or results of operations.


 MORTGAGES HELD FOR SALE


     Mortgages held for sale are recorded at cost, which approximates market. These mortgages are typically sold within three months of origination without recourse to the Bank. Gain on the sales of residential mortgages is recognized at the time of sale, and substantially all such gains result from the recognition of previously deferred fees collected upon the origination of such loans.


 RESTRICTIONS ON CASH AND DUE FROM BANKS


     The Bank is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank in a non-interest bearing account. The amounts of those reserves and cash balances at December 31, 1998 and 1997, were approximately $426,000 and $291,000, respectively.


 MANAGEMENT STOCK OPTION PLAN


     The Company accounts for the Management Stock Option Plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar instruments under Accountings Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Corporation's employee stock option plan is accounted for under APB Opinion No. 25.


 RETIREMENT PLAN


     The Company has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue Code for all eligible employees. Employees can contribute up to limitation as defined within

                    ADMIRALTY BANCORP, INC. AND SUBSIDIARY
                            AND PREDECESSOR COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                          DECEMBER 31, 1998 AND 1997


NOTE B--SUMMARY OF ACCOUNTING POLICIES--(CONTINUED)

the plan. The Company accrues costs as incurred. Contributions to this plan amounted to $-0- and $9,000 for the years ended December 31, 1998 and 1997, respectively.


 STOCKHOLDERS' EQUITY


     The total authorized capital stock of Admiralty consists of 5,000,000 shares of common stock and 2,000,000 shares of preferred stock.


     Admiralty established Class A Common Stock which possess all such rights and privileges as are afforded to capital stock by law and shall also possess the following rights, privileges and limitations:


      DIVIDENDS


    The holder of each share of Class A Common Stock shall be entitled to receive out of any funds legally available; therefore, when and as declared by the Board of Directors, preferential dividends thereon at the annual rate of ten percent (10%) per annum based upon a $10.00 per share stated value, and no more, payable semiannually on June 30 and December 31 or on such other date or dates as may be determined by the Board of Directors. Those dividends shall be non-cumulative and may be paid either in cash or in shares of the Company's Class B Common Stock, at the discretion of the Company's Board of Directors. No dividends shall be declared or paid or set apart for payment on the Company's Class B Common Stock (described below) for any period unless the most recently required dividend is paid on the Class A Common Stock. Holders of shares of the Class A Common Stock shall not be entitled to any dividends, whether payable in cash, property or stock, in excess of the non-cumulative dividends, as herein provided, on the Class A Common Stock, unless specially declared by the Board of Directors.


      VOTING RIGHTS


    Holders of Class A Common Stock shall have the right to vote at any meeting of stockholders or otherwise and shall be entitled to notice of any such meeting. Each share of Class A Common Stock is entitled to one vote per share, and unless otherwise required by law, the Class A Common Stock will vote with the Class B Common Stock together as a single class.


      CONVERSION RIGHTS


    VOLUNTARY CONVERSION. Each share of Class A Common Stock is convertible, at the option of the holder, into one share of Class B Common Stock, at anytime or from time to time.


    INVOLUNTARY CONVERSION. In addition to the foregoing voluntary conversion rights, the Company has the right to require a holder of Class A Common Stock to convert the Class A Common Stock into Class B Common Stock, at the rate of one share of Class B Common Stock for each share of Class A Common Stock held, in the event that the Class B Common Stock trades at $15.00 or higher and does not trade below $15.00 for the next 20 consecutive trading days. Upon the end of such 20 consecutive trading day period, Company may issue a notice of mandatory conversion requiring the conversion of shares of the Class A Common Stock to Class B Common Stock within 20 days.

                    ADMIRALTY BANCORP, INC. AND SUBSIDIARY
                            AND PREDECESSOR COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                          DECEMBER 31, 1998 AND 1997


     NOTE B--SUMMARY OF ACCOUNTING POLICIES--(CONTINUED)

    The conversion rate set forth above is subject to adjustment in the event of payment of certain stock dividends, stock split-ups or combinations or other similar recapitalizations, to ensure that a holder of the Class A Common Stock does not have his interests in the Company diluted through such transaction.


     Admiralty also established Class B Common Stock which possess all such rights and privileges as are afforded to capital stock by law. Voting rights, with regard to any items upon which the Class B Common Stock shall be required or entitled to vote, the Class B Common Stock shall vote together with the Class A Common Stock as a single class, except as otherwise required by law.


 EARNINGS (LOSS) PER COMMON SHARE


     The Company adopted the provisions of SFAS No. 128, "Earnings Per Share," which eliminates primary and fully diluted earnings per share (EPS) and requires presentation of basic and diluted EPS in conjunction with the disclosure of the methodology used in computing such EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. The Company's capital structure requires the use of the "two class" method of computing basic earnings per share. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue Class B Common Stock, including Class A Common Stock, were exercised and converted into Class B Common Stock. EPS calculations for the period August 11, 1997 (date of inception), through December 31, 1997, and for the predecessor company have not been presented because the presentation is not considered meaningful.


 COMPREHENSIVE INCOME


     On January 1, 1998, the Company adopted the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Other comprehensive income consists of net unrealized gains on investment securities available for sale. The components of other comprehensive income are as follows:


                                                                             DECEMBER 31, 1998
                                                              -----------------------------------------------
                                                                                                   NET OF
                                                                BEFORE TAX          TAX              TAX
                                                                  AMOUNT          EXPENSE          AMOUNT
                                                              --------------   -------------   --------------
                                                                          (DOLLARS IN THOUSANDS)
   Unrealized gains on securities
    Unrealized holding loss arising during period .........     $  (32,402)      $  11,988       $  (20,414)
    Less reclassification adjustment
      for losses realized in net income ...................         39,349         (14,559)          24,790
                                                                ----------       ---------       ----------
   Other comprehensive income, net ........................     $    6,947       $  (2,571)      $    4,376
                                                                ==========       =========       ==========

                    ADMIRALTY BANCORP, INC. AND SUBSIDIARY
                            AND PREDECESSOR COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                          DECEMBER 31, 1998 AND 1997


NOTE B--SUMMARY OF ACCOUNTING POLICIES--(CONTINUED)

                                                                            DECEMBER 31, 1997
                                                               -------------------------------------------
                                                                                                  NET OF
                                                                BEFORE TAX          TAX            TAX
                                                                  AMOUNT          EXPENSE         AMOUNT
                                                               ------------   --------------   -----------
   Unrealized gains on securities
    Unrealized holding gains arising during period .........    $  94,791       $  (35,546)     $  59,245
    Less reclassification adjustment
      for gains realized in net income .....................      (86,712)          32,517        (54,195)
                                                                ---------       ----------      ---------
   Other comprehensive income, net .........................    $   8,079       $   (3,029)     $   5,050
                                                                =========       ==========      =========

 ADVERTISING COSTS


     The Bank expenses advertising costs as incurred.


 INCOME TAXES


     Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.


 STATEMENT OF CASH FLOWS


     Cash and cash equivalents are defined as cash on hand, cash items in the process of collection, amounts due from banks and federal funds sold with an original maturity of three months or less. Cash paid for income taxes for the year ended December 31, 1998 and 1997, was approximately $181,000 and $-0-, respectively. Cash paid for interest was approximately $1,089,000 and $1,195,000 for the years ended December 31, 1998 and 1997, respectively.


 RECLASSIFICATIONS


     Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

                    ADMIRALTY BANCORP, INC. AND SUBSIDIARY
                            AND PREDECESSOR COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                          DECEMBER 31, 1998 AND 1997

NOTE C--INVESTMENT SECURITIES


     The amortized cost, gross unrealized gains and losses, and fair value of the Bank's available for sale and held to maturity securities are summarized as follows:


                                                                       DECEMBER 31, 1998
                                                 -------------------------------------------------------------
                                                                      GROSS          GROSS
                                                    AMORTIZED      UNREALIZED     UNREALIZED         FAIR
                                                      COST            GAINS         LOSSES           VALUE
                                                 --------------   ------------   ------------   --------------
   Available for sale
    U.S. Government and agency securities.....    $ 4,500,000        $ 1,533      $  (4,132)     $ 4,497,401
    Mortgage-backed securities ...............      4,870,665         10,800         (1,254)       4,880,211
    Other securities .........................         13,750             --             --           13,750
                                                  -----------        -------      ---------      -----------
     Total available for sale securities .....    $ 9,384,415        $12,333      $  (5,386)     $ 9,391,362
                                                  ===========        =======      =========      ===========


                                                                        DECEMBER 31, 1997
                                                 ---------------------------------------------------------------
                                                                      GROSS           GROSS
                                                    AMORTIZED      UNREALIZED      UNREALIZED          FAIR
                                                      COST            GAINS          LOSSES            VALUE
                                                 --------------   ------------   --------------   --------------
   Available for sale
    Mortgage-backed securities ...............    $ 3,607,351       $ 16,394       $   (4,195)     $ 3,619,550
    Other securities .........................         13,750             --               --           13,750
                                                  -----------       --------       ----------      -----------
                                                  $ 3,621,101       $ 16,394       $   (4,195)     $ 3,633,300
                                                  ===========       ========       ==========      ===========
   Held to maturity
    Mortgage-backed securities ...............    $16,059,516       $ 73,285       $  (27,834)     $16,104,967
    U.S. Government and agency securities.....        501,440             --              (34)         501,406
                                                  -----------       --------       ----------      -----------
     Total held to maturity securities .......    $16,560,956       $ 73,285       $  (27,868)     $16,606,373
                                                  ===========       ========       ==========      ===========

     The amortized cost and estimated fair value of the Company's investment and mortgage-backed securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                     AVAILABLE FOR SALE
                                               -------------------------------
                                                  AMORTIZED          FAIR
                                                    COST             VALUE
                                               --------------   --------------

   Due from one year to five years .........    $ 4,500,000      $ 4,497,401
   Mortgage-backed securities ..............      4,870,665        4,880,211
   Other securities ........................         13,750           13,750
                                                -----------      -----------
                                                $ 9,384,415      $ 9,391,362
                                                ===========      ===========

     Proceeds on sales of securities classified as available for sale were approximately $2,916,000 and $9,500,000 for the years ended December 31, 1998 and 1997, respectively. The Bank had gross realized gains of approximately $3,000 and $87,000 for the years ended December 31, 1998 and 1997, respectively. The Bank had gross realized losses of approximately $42,000 and $-0- for the year ended December 31, 1998 and 1997, respectively.

                    ADMIRALTY BANCORP, INC. AND SUBSIDIARY
                            AND PREDECESSOR COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                          DECEMBER 31, 1998 AND 1997


NOTE C--INVESTMENT SECURITIES--(CONTINUED)

     The carrying value of securities pledged to secure deposits and for other purposes required or permitted by law amounted to approximately $-0- and $5,395,000 at December 31, 1998 and 1997, respectively.


NOTE D--LOANS


     Major classification of loans is as follows:


                                                        DECEMBER 31,
                                               -------------------------------
                                                    1998             1997
                                               --------------   --------------
   Commercial ..............................    $10,630,344      $ 6,074,099
   Real estate .............................     35,723,238       16,288,446
   Installment .............................        862,674          688,652
   Home equity .............................        215,607          195,759
   Overdrafts ..............................         95,946           25,912
                                                -----------      -----------
                                                 47,527,809       23,272,868
   Less
    Allowance for loan losses ..............       (602,474)        (377,807)
    Deferred loan origination fees .........       (113,638)         (41,284)
                                                -----------      -----------
     Loans, net ............................    $46,811,697      $22,853,777
                                                ===========      ===========

     Changes in the allowance for loan losses are as follows:


                                             YEARS ENDED DECEMBER 31,
                                            ---------------------------
                                                1998           1997
                                            ------------   ------------
   Balance at beginning of year .........    $  377,807     $  364,745
   Loans charged off ....................      (199,238)      (447,356)
   Recoveries ...........................        38,905         25,418
   Provision for loan losses ............       385,000        435,000
                                             ----------     ----------
   Balance at end of year ...............    $  602,474     $  377,807
                                             ==========     ==========


     The balance of impaired loans was approximately $-0- and $96,000 at December 31, 1998 and 1997, respectively. The Bank has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The allowance for loan loss associated with impaired loans was approximately $-0- and $11,000 at December 31, 1998 and 1997, respectively. The average recorded investment on impaired loans was approximately $446,000 and $12,000 for the years ended December 31, 1998 and 1997, respectively. The income recognized on impaired loans for the years ended December 31, 1998 and 1997, was approximately $40,000 and $14,000, respectively. Total cash collected on impaired loans for the year ended December 31, 1998 was approximately $42,000, of which $40,000 was applied to interest and $2,000 was applied to principal balance outstanding. Total cash collected on impaired loans for the year ended December 31, 1997 was approximately $30,000, all of which was credited to the principal balance outstanding. Interest which would have been accrued on impaired loans for the years ended December 31, 1998 and 1997, was approximately $1,000 and $11,000, respectively. The Bank

                    ADMIRALTY BANCORP, INC. AND SUBSIDIARY
                            AND PREDECESSOR COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                          DECEMBER 31, 1998 AND 1997


NOTE D--LOANS--(CONTINUED)

recognizes income on non-accrual loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank; if these factors do not exist, the Bank will not recognize income.


     As of December 31, 1998 and 1997, the Bank had no loans past due 90 days or more as to interest or principal payments that were still accruing interest. At December 31, 1998 and 1997, there were no commitments to lend additional funds to borrowers whose loans are classified as non-accrual.


NOTE E--PREMISES AND EQUIPMENT


     Premises and equipment are as follows:


                                                                                   DECEMBER 31,
                                                            ESTIMATED     -------------------------------
                                                          USEFUL LIVES         1998             1997
                                                         --------------   --------------   --------------
   Furniture and equipment ...........................   3 -  7 years      $  1,842,096     $  1,195,471
   Leasehold improvements ............................   5 - 15 years           621,197          580,819
                                                                           ------------     ------------
                                                                              2,463,293        1,776,290
   Accumulated depreciation and amortization .........                       (1,349,905)      (1,145,082)
                                                                           ------------     ------------
                                                                           $  1,113,388     $    631,208
                                                                           ============     ============

NOTE F--DEPOSITS


     Deposits are as follows:


                                                        DECEMBER 31,
                                               -------------------------------
                                                    1998             1997
                                               --------------   --------------
   Non-interest bearing demand .............    $20,129,028      $11,686,556
   Savings, NOW and money market ...........     21,239,186       14,933,464
   Time deposits, under $100,000............     11,570,275       11,888,066
   Time deposits, $100,000 and over.........      7,779,891        4,268,111
                                                -----------      -----------
                                                $60,718,380      $42,776,197
                                                ===========      ===========

     At December 31, 1998, the scheduled maturities of time deposits are as follows:



  1999 .............    $17,793,763
  2000 .............      1,059,557
  2001 .............        142,408
  2002 .............        199,117
  2003 .............        155,321
                        -----------
                        $19,350,166
                        ===========

                    ADMIRALTY BANCORP, INC. AND SUBSIDIARY
                            AND PREDECESSOR COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                          DECEMBER 31, 1998 AND 1997

NOTE G--INCOME TAXES


     Income tax (benefit) expense is comprised of the following:


                           YEARS ENDED DECEMBER 31,
                         -----------------------------
                             1998            1997
                         -----------   ---------------
   Federal
    Current ..........    $     --       $   139,028
    Deferred .........          --          (400,482)
                          --------       -----------
                                --          (261,454)
                          --------       -----------
   State
    Current ..........          --            16,211
    Deferred .........          --           (42,757)
                          --------       -----------
                                --           (26,546)
                          --------       -----------
                          $     --       $  (288,000)
                          ========       ===========

     The income tax provision reconciled to the tax computed at the statutory federal rate was as follows:


                                                              YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                                1998              1997
                                                          ---------------   ---------------
   Tax at statutory rate ..............................     $  (167,000)      $   366,000
   Non-deductible goodwill ............................          51,000                --
   Tax exempt income ..................................         (24,000)               --
   Other non-deductible items .........................           3,000                --
   Increase (decrease) in valuation allowance .........         116,000          (677,000)
   Other ..............................................          21,000            23,000
                                                            -----------       -----------
                                                            $        --       $  (288,000)
                                                            ===========       ===========

     The net deferred tax asset consisted of the following:


                                               DECEMBER 31,
                                        ---------------------------
                                            1998           1997
                                        ------------   ------------
   Deferred tax assets (liabilities)
    Net operating loss ..............    $  490,800       484,800
    Fixed assets ....................        17,300       (17,300)
    SBA loans .......................       (81,800)      (20,500)
    Allowance for loan loss .........       116,800        (5,600)
    Other ...........................        11,500        (2,800)
                                         ----------       -------
                                            554,600       438,600
   Valuation allowance ..............      (116,000)           --
                                         ----------       -------
     Net deferred tax asset .........    $  438,600     $ 438,600
                                         ==========     =========


     At December 31, 1998, the Bank had unused net operating loss carryforwards of approximately $1,300,000 for Federal and Florida income tax purposes expiring in various amounts from the years

                    ADMIRALTY BANCORP, INC. AND SUBSIDIARY
                            AND PREDECESSOR COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                          DECEMBER 31, 1998 AND 1997


NOTE G--INCOME TAXES--(CONTINUED)

2006 through 2018. The loss carryforward reflects the maximum benefit that could be obtained from the net operating losses due to limitations under Internal Revenue code Section 382.


     A valuation allowance has been recorded to reflect a net deferred tax asset that management believes is realizable in future tax years.


NOTE H--EARNINGS (LOSS) PER SHARE


     After the end of 1998, it was determined that, based on our complex capital structure involving our Class A and Class B Common Stock, the more appropriate presentation of earnings per share is described below.


     Basic earnings per share is calculated using the "two class" method of computing earnings per share. Diluted earnings per share is calculated using the "if converted" method of computing earnings per share, if dilutive. The "if converted" method assumes the conversion of Class A Common Stock into shares of Class B Common Stock. The following instruments were outstanding and not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented: Class A Common Stock convertible into 888,881 shares of Class B Common Stock; options outstanding to purchase 226,000 shares of Class B Common Stock at $10.50 per share; and warrants outstanding to purchase 800,000 shares of Class B Common Stock at $11.00 per share.


     The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:


   Net (loss) ............................     $  (490,966)
   Less dividends paid
    Class A Common Stock .................        (444,390)
                                               -----------
   Undistributed earnings (loss) .........     $  (935,356)
                                               ===========


                                                                           COMMON STOCK
                                                                 --------------------------------
                                                                     CLASS A          CLASS B
                                                                 --------------   ---------------
   Basic and diluted (earnings) loss per share data
    Distributed earnings .....................................     $  444,390       $        --
    Weighted average shares ..................................        888,881           529,115
                                                                   ----------       -----------
   Distributed earnings per share ............................     $     0.50       $        --
                                                                   ==========       ===========
   Undistributed earnings (loss) .............................     $       --       $  (935,356)
   Weighted average shares ...................................        888,881           529,115
                                                                   ----------       -----------
   Undistributed earnings (loss) per share ...................     $       --       $     (1.77)
                                                                   ==========       ===========
   Total basic and diluted earnings (loss) per share .........     $     0.50       $     (1.77)
                                                                   ==========       ===========

                    ADMIRALTY BANCORP, INC. AND SUBSIDIARY
                            AND PREDECESSOR COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                          DECEMBER 31, 1998 AND 1997

NOTE I--COMMITMENTS AND CONTINGENCIES


 OPERATING LEASES


     The Bank utilizes certain office space and equipment under operating leases expiring through 2008. Total rent expense under such operating leases, included in occupancy expense, was approximately $352,000 and $282,000 for the years ended December 31, 1998 and 1997, respectively.


     Approximate minimum payments under non-cancellable operating leases for the period ending December 31, are as follows:


  1999 ...................    $   522,000
  2000 ...................        520,000
  2001 ...................        471,000
  2002 ...................        469,000
  2003 ...................        446,000
  Thereafter .............      1,420,000
                              -----------
                              $ 3,848,000
                              ===========

 OTHER


     The Bank is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the outcome of this litigation will not have a significant effect on the accompanying financial statements.


NOTE J--MANAGEMENT STOCK OPTION PLAN


     In May 1998, the Board of Directors of the Company approved the 1998 Management Stock Option Plan (the Management Plan), which provides for options to purchase up to 330,000 shares of Class B stock to be issued to members of the Board of Directors of the Company, the Bank and any other subsidiaries which the Company acquires or incorporates in the future.


     The Management Plan provides for the granting of both incentive options and nonstatutory options. Incentive stock options may be granted at an exercise price of not less than 100% of the fair market value of the Class B stock on the date of the grant. The option price for nonstatutory options may not be less than 100% of the fair market value of the Class B stock on the date of grant. The Board of Directors has discretion to set the actual exercise price of any option within the foregoing parameters. The options, which have a term of 10 years when issued, vest either immediately or over a three to five year period.

                    ADMIRALTY BANCORP, INC. AND SUBSIDIARY
                            AND PREDECESSOR COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                          DECEMBER 31, 1998 AND 1997


NOTE J--MANAGEMENT STOCK OPTION PLAN--(CONTINUED)


     The Management Plan is a fixed stock option plan accounted for under APB Opinion No. 25 and related interpretations. Had compensation cost for the plans been determined based on the fair value of options at the grant dates consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and earnings per share for the Class B Common Stock would have been reduced to the pro forma amounts indicated below for the year ended December 31, 1998. Class A stock is not legally entitled to share in any dividends paid upon the Class B stock.


   Net (loss)
    As reported ..................................    $   (490,966)
    Pro forma ....................................    $ (1,744,940)
   Basic and diluted loss per share--Class B stock
    As reported ..................................    $      (1.77)
    Pro forma ....................................    $      (4.14)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998: no dividend yield; expected volatility of 60%, risk-free interest rate of 5.48%; and expected lives of five years for all options.


     A summary of the status of the Corporation's fixed stock option plans as of December 31, 1998, and changes for the year then ended was as follows:



                                                                           NUMBER OF     WEIGHTED AVERAGE
                                                                             SHARES       EXERCISE PRICE
                                                                          -----------   -----------------
   Outstanding at beginning of year ...................................          --          $   --
   Options granted ....................................................     226,000           10.50
   Options exercised ..................................................          --              --
   Options forfeited ..................................................          --              --
                                                                            -------          ------
   Outstanding at end of year .........................................     226,000           10.50
                                                                            =======          ======
   Options exercisable at end of year .................................     216,000           10.50
                                                                            =======          ======
   Weighted average fair value of options granted during year .........                      $ 5.92
                                                                                             ======

NOTE K--RELATED PARTY TRANSACTIONS


     The Bank has made in the past and, assuming continued satisfaction of generally applicable credit standards, expects to continue to make loans to directors, executive officers and their associates, (i.e., corporations or organizations for which they serve as officers or directors or in which they have beneficial ownership interests of ten percent or more). These loans have all been made in the ordinary course of the Bank's business on substantially the same items, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. In addition, Bank Directors and Officers keep depository balances with the Bank. The aggregate dollar amount of these

                    ADMIRALTY BANCORP, INC. AND SUBSIDIARY
                            AND PREDECESSOR COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                          DECEMBER 31, 1998 AND 1997



NOTE K--RELATED PARTY TRANSACTIONS--(CONTINUED)

loans was $982,000 and $-0- at December 31, 1998 and 1997, respectively. For the year ended December 31, 1998, $995,000 in funds were disbursed and $13,000 of principal repayments were received.


     The Bank's branches in Boca Raton and Jupiter are leased from entities owned by certain members of the Company's Board of Directors. The aggregate rental payment due under these two leases will be approximately $239,000 per year. The Company believes that these leases represent fair market value, and are comparable to terms which the Bank could have obtained from unaffiliated parties.


NOTE L--FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATION OF
        CREDIT RISKS


     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of those instruments reflect the extent of the Bank's involvement in particular classes of financial instruments.


     The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.


     The Bank does not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:


                                                              DECEMBER 31,
                                                      -----------------------------
                                                           1998            1997
                                                      --------------   ------------
   Unfunded line of credit ........................    $ 1,216,000     $ 196,000
   Standby letters of credit ......................        149,000       161,000
   Unfunded construction loan commitments .........      4,145,000     1,819,000
   Unfunded commercial loan commitments ...........      9,966,000       986,000

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory, property, plant, and equipment; and income-producing commercial properties.

                    ADMIRALTY BANCORP, INC. AND SUBSIDIARY
                            AND PREDECESSOR COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                          DECEMBER 31, 1998 AND 1997


NOTE L--FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATION OF
        CREDIT RISKS--(CONTINUED)

     Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements.


     The Bank has not been required to perform on any financial guarantees during the past year. The Bank has not incurred any losses on its commitments in 1998 or 1997.


     The Bank is an independent community commercial bank, with its main office in Palm Beach Gardens, Florida, and branches in Juno Beach, Boca Raton and Jupiter. The Bank principally extends credit for commercial business and commercial real estate loans, substantially all of which are located in South Florida. Although the Bank maintains a diversified loan portfolio, a substantial portion of its borrowers' abilities to repay loans is dependent upon the economic condition of the South Florida region.


NOTE M--BORROWINGS


     The Company has an available unsecured overnight borrowing line of credit totalling $4,000,000 with a corresponding bank. At December 31, 1998 the entire line of credit was available to the Company.


NOTE N--FAIR VALUE OF FINANCIAL INSTRUMENTS


     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires entities to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. For the Bank, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS No. 107. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Company's general practice and intent to hold its financial instruments to maturity and to not engage in trading or significant sales activities. Therefore, the Company had to use significant estimations and present value calculations to prepare this disclosure.


     Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Also, management is concerned that there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.


     Fair values have been estimated using data which management considered the best available, as generally provided by estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies, resulting fair values and recorded carrying amounts are as follows:


     Fair value of loans and deposits with floating interest rates is generally presumed to approximate the recorded carrying amounts.

                    ADMIRALTY BANCORP, INC. AND SUBSIDIARY
                            AND PREDECESSOR COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                          DECEMBER 31, 1998 AND 1997


NOTE N--FAIR VALUE OF FINANCIAL INSTRUMENTS--(CONTINUED)

     Fair value of financial instruments actively traded in a secondary market has been estimated using quoted market prices.


                                                                1998                        1997
                                                      -------------------------   ------------------------
                                                       CARRYING      ESTIMATED     CARRYING     ESTIMATED
                                                        AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                                      ----------   ------------   ----------   -----------
                                                                         (IN THOUSANDS)
   Cash and cash equivalents ......................    $ 17,296      $ 17,296      $ 2,074       $ 2,074
                                                       ========      ========      =======       =======
   Investment securities, including Federal Reserve
    Bank and FHLB stock ...........................    $ 10,074      $ 10,074      $20,308       $20,353
                                                       ========      ========      =======       =======

     Fair value of financial instruments with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market for similar assets and liabilities. Fair value of financial instrument liabilities with no stated maturities has been estimated to equal the carrying amount (the amount payable on demand).


                                                            1998                        1997
                                                  -------------------------   ------------------------
                                                   CARRYING      ESTIMATED     CARRYING     ESTIMATED
                                                    AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                                  ----------   ------------   ----------   -----------
                                                                     (IN THOUSANDS)
   Deposits with stated maturities ............    $ 19,350      $ 19,396      $ 16,156     $ 16,284
                                                   ========      ========      ========     ========
   Deposits with no stated maturities .........    $ 41,368      $ 41,368      $ 26,620     $ 26,620
                                                   ========      ========      ========     ========

     The fair value of the net loan portfolio has been estimated using present value cash flows, discounted at the approximate current market rates adjusted for non-interest operating costs, and giving consideration to estimated prepayment risk and credit loss factors.


                                     1998                        1997
                           -------------------------   ------------------------
                            CARRYING      ESTIMATED     CARRYING     ESTIMATED
                             AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                           ----------   ------------   ----------   -----------
                                              (IN THOUSANDS)

   Total loans .........    $47,414        $47,392      $23,232       $23,194
                            =======        =======      =======       =======


     There is no material difference between the carrying amount and the estimated fair value of off-balance-sheet items totalling approximately $15.5 million and $3.2 million at December 31, 1998 and 1997, respectively, which are primarily comprised of floating rate loan commitments priced to market at funding.

     The Bank's remaining assets and liabilities are not considered financial instruments. No disclosure of the relationship value of the Bank's deposits is required by SFAS No. 107.

NOTE O--REGULATORY MATTERS

     Based upon the results of the joint examination conducted by the State of Florida Department of Banking and Finance (the Department) and the Federal Reserve Bank of Atlanta (FRB) that

                    ADMIRALTY BANCORP, INC. AND SUBSIDIARY
                            AND PREDECESSOR COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                          DECEMBER 31, 1998 AND 1997


NOTE O--REGULATORY MATTERS--(CONTINUED)

concluded in September 1991, the Bank entered into a Cease and Desist Order (C&D) in January 1992. Provisions of this C&D required the Bank to, among other things, cease and desist from the following: (1) operating the Bank with inadequate capital; (2) maintaining unsatisfactory asset quality and excess past-due loans; (3) funding operations with unstable deposits or other liabilities; and (4) maintaining inadequate loss reserves.


     Based upon the improvements in the Bank's condition as reflected in the Report of Examination as of October 1997 by the FRB, and based on the Bank's overall compliance with the C&D, the FRB terminated its C&D on January 30, 1998, and the Department terminated its C&D on February 6, 1998.


     The Bank, as a state-chartered Federal Reserve member bank, is subject to regulatory dividend restrictions. Under such restrictions, the Bank may not, without prior regulatory approval, declare dividends.


     The Bank is subject to various regulatory and capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.


     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

                    ADMIRALTY BANCORP, INC. AND SUBSIDIARY
                            AND PREDECESSOR COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                          DECEMBER 31, 1998 AND 1997


NOTE O--REGULATORY MATTERS--(CONTINUED)

     As of December 31, 1998, the most recent notification from the Department categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.



                                                                                                            TO BE WELL
                                                                                                         CAPITALIZED UNDER
                                                                                FOR CAPITAL              PROMPT CORRECTIVE
                                                       ACTUAL                ADEQUACY PURPOSES           ACTION PROVISIONS
                                              -------------------------   ------------------------   -------------------------
                                                 AMOUNT        RATIO        AMOUNT        RATIO        AMOUNT         RATIO
                                              -----------   -----------   ----------   -----------   ----------   ------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
As of December 31, 1998
 Total capital
   (to risk-weighted assets) ................  $ 14,073         25.41%     $>4,430         >8.00%     $>5,538         >10.00%
                                                                            =              =           =              =

 Tier I capital
   (to risk-weighted assets) ................    13,471         24.33       >2,215         >4.00       >3,323          >6.00
                                                                            =              =           =              =

 Tier I capital (to average assets) .........    13,471         19.21       >2,805         >4.00       >3,507          >5.00
                                                                            =              =           =              =
As of December 31, 1997
 Total capital
   (to risk-weighted assets) ................  $  4,414         13.98%     $>3,526         >8.00%     $>3,157         >10.00%
                                                                            =              =           =              =

 Tier I capital
   (to risk-weighted assets) ................     4,037         12.79       >1,262         >4.00       >1,894          >6.00
                                                                            =              =           =              =

 Tier I capital (to average assets) .........     4,037          8.59       >1,880         >4.00       >2,819          >5.00
                                                                            =              =           =              =

NOTE P--PLAN OF MERGER AND RECAPITALIZATION


     During September 1997, Admiralty Bancorp, Inc. (Admiralty), entered into an Agreement and Plan of Merger (the Agreement) with White Eagle Financial Group, Inc. (WEFG). Pursuant to the terms of the Agreement, all then existing shareholders of WEFG had their interests in WEFG cancelled in exchange for a cash payment equal to 1.85 times the shareholders' equity of WEFG. The consideration paid to WEFG shareholders upon consummation of the acquisition was $7,500,000. Additionally, Admiralty paid a finder fee of $500,000, payable in 50,000 shares of Class B Common Stock, to the former Chairman of the Board of WEFG in conjunction with the sale of WEFG to Admiralty. This fee was considered additional consideration in the purchase WEFG. In connection with this transaction, Admiralty was merged into WEFG and WEFG then changed its name to Admiralty Bancorp, Inc. This transaction was accounted for under the purchase method of accounting and accordingly, the results of operation for the year ended December 31, 1998, include only the results of operations of WEFG from the date of acquisition, January 22, 1998. The acquisition resulted in the Company recording $3,981,000 of goodwill which is being amortized on a straight-line basis over 25 years. Amortization expense for the year ended December 31, 1998 was $147,000.

                    ADMIRALTY BANCORP, INC. AND SUBSIDIARY
                            AND PREDECESSOR COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                          DECEMBER 31, 1998 AND 1997



NOTE P--PLAN OF MERGER AND RECAPITALIZATION--(CONTINUED)

     The following represents the unaudited pro forma financial information of Admiralty as if the acquisition occurred on the first date of the periods indicated. The pro forma information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the transaction actually taken place. EPS calculations for the Predecessor Company have not been presented because the presentation is not considered meaningful.


                                               UNAUDITED PRO FORMA
                                             -----------------------
                                                1998         1997
                                             ----------   ----------
   Interest income .......................    $ 4,249      $ 3,630
   Interest expense ......................      1,165        1,197
                                              -------      -------
   Net interest income ...................    $ 3,084      $ 2,433
                                              =======      =======
   Net (loss) income .....................    $  (444)     $ 1,117
                                              =======      =======
   Net (loss) per share--basic and diluted
    Class A Common Stock .................    $  0.50           --
    Class B Common Stock .................   $  (1.68)          --


     The organizers of Admiralty recapitalized the Company through $8,000,000 in new capital raised through a private placement of the Company's Class A Units, consisting of one share of Class A Common Stock, no par value (the Class A Stock) and one Class B Common Stock Purchase Warrant (the Class B Stock). Holders of the warrants are entitled to purchase 800,000 shares of the Class B Stock. Each of these warrants entitles the holder to purchase one share of the Class B Stock, at a purchase price of $11.00 per share, for a period commencing January 22, 1999, and ending January 21, 2002. Each Class A Unit had a purchase price of $10.00. The Class A Common Stock can also be converted into shares of Class B Common Stock at the option of the holders of the Class A Common Stock. Additionally, in connection with the formation of Admiralty, the organizers received 88,881 shares of Class A Common Stock and 133,320 shares of Class B Common Stock for $150,000 of consideration.


     The Company completed a public offering in 1998 in which it sold 1.3 million shares of Class B Common Stock at $10.50 per share. After giving effect to offering expenses of $1.4 million, the sale resulted in net cash proceeds of $11.8 million.


NOTE Q--SUBSEQUENT EVENTS


     On January 27, 1999, the Board of Directors declared a 4.4% Class A Common Stock dividend payable in shares of Class B Common Stock. In connection with the dividend, the Company issued 39,107 shares of Class B Common Stock with a fair market value of $10.00 per share.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ADMIRALTY BANCORP, INC.


                                        By: /s/ WARD KELLOGG
                                            ---------------------------------
                                                Ward Kellogg
                                                President and Chief Executive
                                                Officer


Dated:


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              NAME                                     TITLE                             DATE
--------------------------------   ---------------------------------------------   ---------------
/s/  WARD KELLOGG                  President and Chief Executive Officer           March 30, 1999
   ----------------------------
     Ward Kellogg



/s/  JOHN KAPSIS                   Senior Vice President--Finance                  March 30, 1999
   ----------------------------    (Principal Accounting and Financial Officer
     John Kapsis


/s/  BRUCE A. MAHON                Chairman of the Board                           March 30, 1999
   ----------------------------
     Bruce A. Mahon


/s/  DAVID B. DICKENSEN            Director                                        March 30, 1999
   ----------------------------
     David B. Dickensen


/s/  LESLIE E. GOODMAN             Director                                        March 30, 1999
   ----------------------------
     Leslie E. Goodman


/s/  THOMAS L. GRAY, JR.           Director                                        March 30, 1999
   ----------------------------
     Thomas L. Gray, Jr.


/s/  THOMAS J. HANFORD             Director                                        March 30, 1999
   ----------------------------
     Thomas J. Hanford


/s/  SIDNEY L. HOFING              Director                                        March 30, 1999
-------------------------------
     Sidney L. Hofing


/s/  PETER L.A. PANTAGES           Director                                        March 30, 1999
-------------------------------
     Peter L.A. Pantages

               NAME                    TITLE           DATE
---------------------------------   ----------   ---------------
/s/  RICHARD P. ROSA                Director     March 30, 1999
   ----------------------------
     Richard P. Rosa


/s/  CRAIG A. SPENCER               Director     March 30, 1999
   ----------------------------
     Craig A. Spencer


/s/  JOSEPH W. VECCIA, JR.          Director     March 30, 1999
    ----------------------------
     Joseph W. Veccia, Jr.


/s/  MARK A. WOLTERS                Director     March 30, 1999
    ----------------------------
     Mark A. Wolters


/s/  GEORGE R. ZOFFINGER            Director     March 30, 1999
    ----------------------------
     George R. Zoffinger

                                 EXHIBIT INDEX

EXHIBIT                       DESCRIPTION
-------                       -----------

  21                Subsidiaries of the Registrant

  27                Financial Data Schedule