Form 10QSB
period 1999-03-31
ADMIRALTY BANCORP INC
filed 1999-05-17
CIK 1066808

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                               -------------------

                                   FORM 10-QSB
                                   (MARK ONE)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1999

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________________ to __________________

                         Commission file number 0-24891

                             ADMIRALTY BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                                               65-0405207
--------------------------------------------------------------------------------
(State of Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


4400 PGA BOULEVARD, PALM BEACH GARDENS, FLORIDA                     33410
--------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                       (Zip Code)


                                 (561) 624-4701
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    X    No _____

As of May 14, 1999 there were 2,420,747 shares of common stock, including both Class A and Class B shares of Common Stock, outstanding.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

Part I.  Financial Information

Item 1.  Financial Statements

                                                                            PAGE
                                                                            ----
         Condensed Consolidated Balance Sheets -
           At March 31, 1999 (unaudited) and at December 31, 1998..........   3

         Condensed Consolidated Statements of Operations (unaudited) -
           Three months ended March 31, 1999 and 1998 .....................   4

         Condensed Consolidated Statements of Cash Flows (unaudited) -
           Three months ended March 31, 1999 and 1998 .....................   5

         Notes to Consolidated Financial Statements (unaudited) ...........   6

Item 2.  Management's Discussion and Analysis of Financial Condition
           And Results of Operations ......................................  12

Part II. Other Information

         Item 1.  Legal Proceedings .......................................  20

         Item 2.  Changes in Securities and Use of Proceeds ...............  20

         Item 3.  Defaults Upon Senior Securities .........................  20

         Item 4. Submission of Matters to a Vote of Security Holders ......  20

         Item 5.  Other Information .......................................  20

         Item 6.  Exhibits and Reports on Form 8-K ........................  20

              Signature Page

                 ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                  CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   MARCH 31, 1999   DECEMBER 31, 1998
                                                                   --------------   -----------------
                                                                     (UNAUDITED)
ASSETS
Cash and cash equivalents
        Cash and due from banks ...............................     $  3,875,334      $  3,996,594
        Interest bearing due from banks .......................            8,347             5,710
        Federal funds sold ....................................       14,466,000        13,294,000
                                                                    ------------      ------------
              Total cash and cash equivalents .................       18,349,681        17,296,304
Investment securities available for sale,
        at fair market value ..................................        9,968,702         9,391,362
Investment securities held to maturity, at cost
        (fair market value of $1,000,000 at March 31, 1999)....        1,000,000
Loans, net ....................................................       54,860,664        46,811,697
Accrued interest receivable ...................................          382,852           266,022
Federal Reserve Bank and FHLB stock ...........................          771,850           682,550
Premises and equipment, net ...................................        1,606,726         1,113,388
Deferred tax asset ............................................          438,643           438,600
Goodwill ......................................................        3,794,356         3,834,188
Other assets ..................................................          915,282           914,385
                                                                    ------------      ------------
              Total assets ....................................     $ 92,088,756      $ 80,748,496
                                                                    ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits ......................................................     $ 72,072,619      $ 60,718,380
Accrued interest payable ......................................           52,714            57,758
Due under purchase contract ...................................          158,495           201,633
Other liabilities .............................................          299,192           268,052
                                                                    ------------      ------------
        Total liabilities .....................................       72,583,020        61,245,823
                                                                    ------------      ------------
STOCKHOLDERS' EQUITY
Preferred stock, no par value, 2,000,000 shares
        authorized, no shares issued or outstanding ...........               --                --
Common stock, Class A, no par value, 1,000,000 shares
        authorized, 888,881 shares issued and outstanding at
        March 31, 1999 and December 31, 1998 ..................        7,490,283         7,490,283
Common stock, Class B, no par value, 4,000,000 shares
        authorized, 1,531,866 shares issued and outstanding
        at March 31, 1999 and December 31, 1998 ...............       13,274,939        13,274,939
Accumulated deficit ...........................................       (1,237,419)       (1,266,925)
Accumulated other comprehensive income (loss), net ............          (22,067)            4,376
                                                                    ------------      ------------
Total stockholders' equity ....................................       19,505,736        19,502,673
                                                                    ------------      ------------
Total liabilities and stockholders' equity ....................     $ 92,088,756      $ 80,748,496
                                                                    ============      ============


   The accompanying notes are an integral part of these financial statements.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                         ADMIRALTY BANCORP, INC.             PREDECESSOR
                                                             AND SUBSIDIARY                    COMPANY
                                                   ----------------------------------     -----------------
                                                                      FOR THE PERIOD       FOR THE PERIOD
                                                   THREE MONTHS       JANUARY 22,1998      JANUARY 1,1998
                                                       ENDED             THROUGH               THROUGH
                                                   MARCH 31, 1999     MARCH 31, 1998      JANUARY 21, 1998
                                                   --------------     ---------------     ----------------
Interest income
        Loans ...............................        $ 1,120,682        $   521,725         $   147,401
        Securities ..........................            144,003            264,399              68,133
        Federal funds sold ..................            141,641              1,459                 388
        Other ...............................                 91                 --                  --
                                                     -----------        -----------         -----------
              Total interest income .........          1,406,417            787,583             215,922
                                                     -----------        -----------         -----------

Interest expense
        Deposits ............................            336,727            210,790              71,006
        Borrowings ..........................                 --             10,268               5,034
                                                     -----------        -----------         -----------
              Total interest expense ........            336,727            221,058              76,040
                                                     -----------        -----------         -----------

              Net interest income ...........          1,069,690            566,525             139,882
Provision for loan losses ...................             15,000             55,000                  --
                                                     -----------        -----------         -----------

              Net interest income after
              provision for loan losses .....          1,054,690            511,525             139,882
                                                     -----------        -----------         -----------

Non-interest income
        Service charges and fees ............            205,470             64,366              13,169
        Gain on sale of loans ...............             59,480            204,294                  --
        Other income ........................             13,028              3,465              27,238
                                                     -----------        -----------         -----------
              Total non-interest income .....            277,978            272,125              40,407
                                                     -----------        -----------         -----------

Non-interest expense
        Salaries and employee benefits ......            528,053            190,330              38,792
        Occupancy ...........................            209,611             71,495              29,699
        Furniture and equipment .............             99,474             43,319              10,828
        Amortization of goodwill ............             39,832             29,862                  --
        Other expense .......................            390,492            267,423              51,784
                                                     -----------        -----------         -----------
              Total non-interest expense ....          1,267,462            602,429             131,103
                                                     -----------        -----------         -----------

              Income before income tax
               expense and
                minority interest ...........             65,206            181,221              49,186
Income tax expense ..........................             35,700             88,000                  --
                                                     -----------        -----------         -----------
        Income before minority interest .....             29,506             93,221              49,186
Minority interest ...........................                 --             (4,028)             (2,020)
                                                     -----------        -----------         -----------
        Net income ..........................        $    29,506        $    89,193         $    47,166
                                                     ===========        ===========         ===========

Per share data
  Net income per share - basic and diluted...        $      0.01        $      0.08
                                                     ===========        ===========

  Weighted average shares outstanding .......          2,420,747          1,155,747
                                                     ===========        ===========



The accompanying notes are an integral part of these financial statements.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   FOR THE PERIOD
                                                                                                  JANUARY 22, 1998
                                                                            THREE MONTHS ENDED        THROUGH
                                                                              MARCH 31, 1999       MARCH 31, 1998
                                                                              --------------       --------------
Operating activities
        Net income ....................................................        $     29,506         $     89,193
        Adjustments to reconcile net income to net cash provided by
          (used in) operating activities
          Minority interest in net income .............................                  --                4,028
          Provision for loan losses ...................................              15,000               55,000
          Depreciation and amortization of fixed assets ...............              90,369               70,360
          Amortization, net of accretion, of investment securities.....               9,916                   --
          Gain on sales of loans ......................................             (59,480)            (204,294)
          Increase in other assets ....................................             (62,127)             (92,745)
          (Decrease) increase in other liabilities ....................             (52,841)             602,235
          Increase in income taxes payable ............................              35,800               88,000
                                                                               ------------         ------------
              Net cash provided by operating activities ...............               6,143              611,777

Investing activities
        Proceeds from maturities of investment securities
          available for sale ..........................................           1,370,491            3,809,343
        Purchases of investment securities available for sale .........          (2,000,000)                  --
        Purchases of investment securities held to maturity ...........          (1,000,000)                  --
        Purchase of Federal Reserve Bank & FHLB stock .................             (89,300)                  --
        Net loan originations and principal collections on loans ......          (8,883,010)          (9,763,391)
        Proceeds from loan sales ......................................             878,521            7,960,230
        Purchase of premises and equipment, net .......................            (583,707)              37,227
        Payment for purchase of Company, net of cash acquired .........                  --           (2,881,831)
                                                                               ------------         ------------
          Net cash used in investing activities .......................         (10,307,005)            (838,422)

Financing activities
        Net increase in deposits ......................................          11,354,239            1,724,084
        Net decrease in securities sold under agreements to
          repurchase and other borrowings .............................                  --           (4,582,000)
        Collection of subscription receivable .........................                  --              205,000
        Cost of issuance of common stock ..............................                  --             (493,781)
                                                                               ------------         ------------
          Net cash provided by financing activities ...................          11,354,239           (3,146,697)
                                                                               ------------         ------------

Net increase (decrease) in cash and cash equivalents ..................           1,053,377           (3,373,342)

Cash and cash equivalents, beginning of period ........................          17,296,304            7,845,550
                                                                               ------------         ------------

Cash and cash equivalents, end of period ..............................        $ 18,349,681         $  4,472,208
                                                                               ============         ============



The accompanying notes are an integral part of these financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements of Admiralty Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Admiralty Bank (the "Bank") reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are necessary to present fairly the Company's consolidated financial condition and the consolidated results of operations and the consolidated cash flows for interim periods. The results for interim periods are not necessarily indicative of trends or results to be expected for the full year. These condensed consolidated interim financial statements and notes should be read in conjunction with the Company Annual Report on Form 10-KSB for the year ended December 31, 1998.

The Company is a bank holding company incorporated in the state of Delaware. The Bank is a state chartered commercial bank, with its main office in Palm Beach Gardens, Florida, and branches in Juno Beach, Jupiter, and Boca Raton, Florida.

On January 22, 1998 Admiralty Bancorp, Inc. acquired White Eagle Financial Group, Inc. ("WEFG" or "the Predecessor Company"). In connection with the transaction, Admiralty Bancorp, Inc. (N.J. corporation) was merged into WEFG and WEFG then changed its name to Admiralty Bancorp, Inc. In connection with the transaction, a new board of directors was elected and new management was subsequently appointed. The transaction was accounted for under the purchase method of accounting and accordingly, the results of operation for the quarter ended March 31, 1998 include only the results of operations of the Predecessor Company from the date of acquisition, January 22, 1998. Prior to the Change In Control and the Company's Public Offering, the Predecessor Company was a privately held institution. Accordingly, the Predecessor Company's operations for the first 21 days of 1998 are presented separately.

On January 22, 1999, the Board of Directors declared a 4.4% dividend paid to Class A shareholders in shares of the Company's Class B stock. Accordingly, the consolidated financial statements for prior periods have been restated to reflect the issuance of the Class B shares.

On March 22, 1999, the Board of Directors resolved to treat both classes of the Company's stock equally, in terms of the amount of dividends declared and the form of payment of dividends. This resolution and new dividend policy is effective January 1, 1999. However, the resolution specifically excepts the January, 1999 dividend paid to Class A shareholders which represented the dividend on Class A shares for the second half of 1998.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 is effective for fiscal years beginning after June 15, 1999, with earlier adoption permitted. Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It is currently anticipated that the Company will adopt Statement 133 on January 1, 2000, and that Statement 133 will not have a significant financial statement impact upon adoption.

During January 1999, the Company adopted SFAS No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("Statement 134"). Statement 134 is effective for the first fiscal quarter beginning after December 15, 1998. This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage entity. Adoption of Statement 134 did not have a material impact on the consolidated financial statements.

In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No.131 defines how operating segments are determined and requires disclosure of certain financial and descriptive information about the Company's operating segments. Under current conditions, the Company is reporting one segment.

Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). This statement is effective for financial statements issued for periods beginning after December 15, 1997. Under Statement 130, a company is required to show changes in assets and liabilities as comprehensive income in the consolidated statements of changes in stockholders' equity or in an alternative comprehensive income statement presentation. The following table illustrates the Company's comprehensive income for the periods reported.

                                                                           FOR THE PERIOD
                                                           THREE MONTHS   JANUARY 22, 1998
                                                               ENDED           THROUGH
                         (Unaudited)                      MARCH 31, 1999   MARCH 31, 1998
                                                          --------------   --------------
Net earnings                                                 $ 29,506         $ 89,193

Other comprehensive income, net of tax -
    Unrealized gains on securities
      Unrealized holding losses arising during period         (26,443)          (4,458)
    Less:  reclassification adjustment for
      realized gains included in net income                        --               --
                                                             --------         --------

Comprehensive income                                         $  3,063         $ 84,735
                                                             ========         ========

NOTE C - NET INCOME PER SHARE

The Company calculates net income per share in accordance with SFAS No. 128, "Earnings Per Share." Net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three months ended March 31, 1999 and 1998. Adjustments would have been made, where material, to give effect to the shares that would be outstanding, assuming the exercise of dilutive stock options and warrants, all of which are considered common stock equivalents. No adjustments were necessary in this period as the adjustment would have been anti-dilutive.

The following table illustrates the reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the periods ended March 31, 1999 and 1998:

                                                            FOR THE PERIOD
                                           THREE MONTHS    JANUARY 22, 1998
                                               ENDED           THROUGH
                                          MARCH 31, 1999    MARCH 31, 1998
                                          --------------    --------------

Net income                                  $   29,506        $   89,193
                                            ----------        ----------

Weighted average shares                      2,420,747         1,155,747
                                            ----------        ----------

Basic and Diluted earnings per Share        $     0.01        $     0.08
                                            ==========        ==========


As noted above, on January 22, 1999, the board of directors declared a 4.4% dividend to be paid on Class A shares in shares of the Company's Class B stock. Accordingly, basic and diluted EPS has been adjusted retroactively for all periods presented to reflect this stock dividend.

At December 31, 1998, the Company considered its capital structure involving its Class A and Class B Common Stock to be complex due to different dividend rights of Class A (10% dividend in cash or stock per year) and Class B common shareholders. Accordingly, the Company calculated basic earnings per share using the "two-class" method of computing earnings per share. Diluted earnings per share was calculated using the "if converted" method of computing earnings per share, if dilutive.

As noted above, the Company adopted a new dividend policy effective January 1, 1999 whereby the Company's Class A and Class B Common Stock will be treated equally in the amount and terms of dividends declared and the form of payment of dividends. Accordingly, effective January 1, 1999, the earnings per share is no longer being computed under the two class method.

The earnings per share ("EPS") calculation for the period January 1, 1998 through January 21, 1998 for the predecessor company has not been presented because the presentation is not considered meaningful.

NOTE D - INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and fair value of investment securities and mortgage-backed securities as of March 31, 1999 are as follows:

                                                           GROSS UNREALIZED       GROSS UNREALIZED
                                       AMORTIZED COST            GAINS                 LOSSES              FAIR VALUE
                                       --------------      ----------------       ----------------         ----------
                                                                        (IN THOUSANDS)
MARCH 31, 1999

AVAILABLE FOR SALE:

U.S. Government and Agency                $ 6,500               $     0               $   (48)               $ 6,452
securities

Mortgaged-backed securities                 3,490                    13                    --                  3,503

Other  securities                              14                    --                    --                     14

SUB-TOTAL                                 $10,004               $    13               $   (48)               $ 9,969
                                          -------               -------               -------                -------

HELD TO MATURITY:

U.S. Government and Agency                $ 1,000               $    --               $    --                $ 1,000
securities

TOTAL                                     $11,004               $    13               $   (48)               $10,969
                                          =======               =======               =======                =======

The amortized cost and fair value of investment and mortgage-backed securities as of December 31, 1998 are as follows:

                                                          GROSS UNREALIZED     GROSS UNREALIZED
                                     AMORTIZED COST             GAINS               LOSSES             FAIR VALUE
                                     --------------       ----------------     ----------------        ----------
                                                                        (IN THOUSANDS)
DECEMBER 31, 1998

AVAILABLE FOR SALE:

U.S. Government and Agency                $4,500               $    1               $   (4)               $4,497
securities

Mortgaged-backed securities                4,870                   11                   (1)                4,880

Other securities                              14                   --                   --                    14
                                          ------               ------               ------                ------
TOTAL                                     $9,384               $   12               $   (5)               $9,391
                                          ======               ======               ======                ======


The carrying value of securities pledged to secure deposits and for other purposes required or permitted by law amounted to approximately $500 thousand and $-0- at March 31, 1999 and December 31, 1998, respectively.

NOTE E - LOANS

The following schedule presents the components of loans, net of unearned income, by type, as of March 31, 1999 and December 31, 1998.

                                       MARCH 31, 1999              DECEMBER 31, 1998
                                  ----------------------         ----------------------
                                                  (Dollars in thousands)
                                   AMOUNT        PERCENT          AMOUNT        PERCENT
                                  --------       -------         --------       -------
Commercial and Industrial         $12,329             22%        $10,557             22%

Real Estate
Non-Residential Properties         33,020             60%         30,292             64%

Residential Properties              4,642              8%          3,694              8%

Construction                        4,417              8%          1,912              4%

Consumer                            1,083              2%            959              2%
                                  -------        -------         -------        -------

Total Loans                        55,491            100%         47,414            100%

less:  allowance                      630                            602
                                  -------                        -------

Total loans, net                  $54,861                        $46,812
                                  =======                        =======

         Changes in the allowance for loan losses are as follows:

                                                         FOR THE PERIOD
                                                        JANUARY 22, 1998
                                 THREE MONTHS ENDED          THROUGH
                                   MARCH 31, 1999        MARCH 31, 1998
                                   --------------        --------------
                                          (DOLLARS IN THOUSANDS)

Balance at beginning of year          $   602               $   378
Provision for loan losses                  15                    55
Charge-offs                                --                     5
Recoveries                                 13                     1
                                      -------               -------
Ending Balance                        $   630               $   429
                                      =======               =======

Ratio of net charge-offs to
average loans outstanding                0.00%                 0.02%

Balance of allowance as a % of
loans at period end                      1.13%                 1.71%


At March 31, 1999 and December 31, 1998, loans with unpaid principal balances of approximately $109 thousand and $109 thousand, respectively, were 90 days or more contractually delinquent or on nonaccrual status.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain "forward-looking statements as defined under
Section 21E of the Securities Exchange Act of 1934." The Company desires to take advantage of the "safe harbor" provisions of Section 21E and is including this statement for the express purpose of availing itself of the protection of the safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and may include the Company's expectations of future financial results. The words "believe", "expect", "anticipate", "estimate", "project", and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors which could effect actual results include but are not limited to i) change in general market interest rates, ii) general economic conditions, iii) legislative/regulatory changes, iv) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve, v) changes in the quality or composition of the Company's loan and investment policies, vi) demand for loan products, vii) deposit flows, viii) competition, and ix) demand for financial services in the Company's markets. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

The current management team and board of directors of the Company acquired the Company on January 22, 1998 (the "Change In Control"). Prior to the Change In Control and the Company's public offering, the Company was a privately held institution (the "Predecessor Company"). The Company's historic financial statements included in this filing for the three (3) months ended March 31, 1998 do not include the first 21 days of operations in January of 1998, prior to the Change In Control. However, to ensure comparability with current year periods, the income statement data discussed for the three months ended March 31, 1998 are based upon pro forma data for the Company after the Change In Control and the Predecessor Company during 1998 prior to the Change In Control.

For the quarter ended March 31, 1999, the Company generated a net profit of $30 thousand, or $0.01 per share, a decrease from earnings of $136 thousand for the first quarter of 1998.

At March 31, 1999, the Company's total assets reached $92.1 million, an increase of 14.0% over total assets at December 31, 1998. The Company's net loans totaled $54.9 million, an increase of 17.2% over net loans at December 31, 1998 and the Company's deposits totaled $72.1 million, an increase of 18.7% over total deposits at December 31, 1998.

                              RESULTS OF OPERATIONS

              Three Months Ended March 31, 1999 and March 31, 1998.

INTEREST INCOME. Total interest income increased $403 thousand, or 40.2%, to $1.4 million for the quarter ended March 31, 1999 from $1.0 million for the same period of 1998. This increase in interest income primarily relates to increases in the Company's average balance of earning assets, partially offset by a decrease in average rates. Average balances increased by $24.8 million for loans and $11.9 for federal funds sold and a decrease of $7.8 million for investment securities. The average yield on the loan portfolio decreased to 9.2% from 11.1%, the average yield on federal funds sold decreased to 4.8% from 6.0% and the average yield on investment securities decreased to 5.7% from 7.4% in 1999 as compared to 1998. During the three months ended March 31, 1999, as the Company's asset mix began to shift toward a greater percentage of loans newly originated in a lower rate environment, the net yield on the Company's interest earning assets decreased to 8.0% from the 9.5% earned during the three months ended March 31, 1998.

INTEREST EXPENSE. The Company's interest expense for the first quarter of 1999 increased $40 thousand, or 13.3% to $337 thousand from $297 thousand for the same period last year. The increase in interest expense reflects an 40.3% increase in average interest bearing deposits at March 31, 1999 as compared to the same period in 1998 offset by a decrease in rates and a shift in the Company's deposit gathering philosophy, away from time deposits and toward lower rate transactional accounts. The average balance of time deposits, money market deposits and NOW deposits increased by $4.1 million, $2.5 million and $5.6 million respectively in the first quarter of 1999 as compared to the same period in 1998. In addition, the average balance of the Company's non-interest bearing demand deposits increased by $10.0 million, to $20.9 million for the three months ended March 31, 1999 from $10.9 million for the three months ended March 31, 1998. The changes to the Company's deposit portfolio reduced the Company's average cost of funds for the three months ended March 31, 1999 to 2.1%, compared to a 2.8% average cost of funds for the comparable period in 1998.

NET-INTEREST INCOME. Net interest income for the three months ended March 31, 1999, increased by $363 thousand, or 51.4%, over the same period last year. The Company's net interest spread decreased 90 basis points to 4.77% for the three months ended March 31, 1999 from 5.67% for the comparable period of 1998.

PROVISION FOR LOAN LOSSES. Prior to the change in control, the Bank's operations were subject to a cease and desist order with the Federal Reserve Bank of Atlanta and the Florida Department of Banking and Finance. Among other things, the cease and desist order required the Bank to maintain a designated level of allowance for loan losses, and to expense provisions necessary to maintain the allowance at the required level. The cease and desist order was lifted in early 1998. The reduction in the provision for loan losses for the three months ended March 31, 1999 compared to the comparable period of 1998 reflects the ability of management to set the Company's expense for provision for loan losses at a level management believes appropriate in light of the Company's lending activities, the quality of the loan portfolio, historical experience, volume and type of lending conducted by the Company, industry standards, the status of past due and nonperforming loans, the general economic conditions of the Company's lending area and other factors affecting collectibility of the Company's loan portfolio. The provision for loan losses was $15 thousand for the quarter ended March 31, 1999, compared to $55 thousand for the comparable period in 1998. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

NON-INTEREST INCOME. For the first quarter of 1999, total non-interest income decreased by $35 thousand, or 11.1%, over the same period of last year. The decrease includes a reduction of $145 thousand from gains from the sale of loans due to a lower volume of SBA loan sales and a $15 thousand reduction in loan funding fees due to the cessation of a residential loan origination and sale program. Service charges and fee income on deposit accounts, a component of non-interest income, increased by $128 thousand over the same period last year resulting from the growth in the deposit portfolio.

NON-INTEREST EXPENSE. For the three month period ended March 31, 1999, the Company experienced increases in its non-interest expenses over non-interest expense for the comparable period of 1998. For the period ended March 31, 1999, the Company's total non-interest expense was $1.3 million, compared to total non-interest expense of $734 thousand for the 1998 period. The increase in non-interest expense in the three month period of 1999 reflects increased compensation and employee benefit expense as the Company hired a new senior management team, including Ward Kellogg, the Company's new president and his team of community bankers. Full time equivalent employees increase from 27 at March 31, 1998 to 45 at March 31, 1999. The Company incurred an increase in occupancy expense as the Company opened its fourth office, in Boca Raton, Florida and relocated its Jupiter office to larger, more modern quarters. Goodwill amortization totaled $40 thousand and $30 thousand for the three month periods ended March 31, 1999 and 1998 respectively. The Company also experienced the following increases in other non-interest expenses related primarily to its growth: insurance expense increased $17.5 thousand, or 271.5%, data processing fees increased $32.5 thousand, or 62.8%, telephone expense increased $19.4 thousand, or 134.7%, and stationery and supplies increased $12.6 thousand, or 89.9%.

INCOME TAXES. Income tax expense decreased to $36 thousand for the quarter ended March 31, 1999, from $88 thousand for the same period last year, primarily due to a decrease in pretax accounting income. The effective tax rates were 55% and 49% for the three months ended March 31, 1999 and 1998, respectively. Non-deductible expenses for goodwill amortization and provisions to the loan loss reserve relative to overall income have resulted in the unusually high effective tax rates for the periods presented.

                               FINANCIAL CONDITION

                  March 31, 1999 compared to December 31, 1998

Total assets increased to $92.1 million, an increase of $11.3 million, or 14.0%, from total assets of $80.7 million at December 31, 1998. Increases in total assets included increases of $8.0 million in net loans, $1.6 million in investment securities, $1.2 million in Federal Funds sold and $493 thousand in premises and equipment, net of the reserve for depreciation.

The $8.0 million increase in net loans is comprised primarily of $1.8 million commercial loans, $2.7 million in real estate loans and $2.5 million in construction loans. The increase is the result of the new management team's efforts to attract new business and expand relationships with existing customers.

At March 31, 1999, federal funds sold increased by $1.2 million over December 31, 1998. The increase is attributable primarily to the Company's deposit growth outpacing loan growth during the period. Accrued interest receivable increased $117 thousand as a result of growth in the loan and investment portfolios. Federal Reserve Bank (FRB) stock and Federal Home Loan Bank (FHLB) stock increased as the result purchases of additional FHLB stock in compliance with the FHLB's membership requirements. The Company's net investment in premises and equipment increased $493 thousand as a result of the build out and opening of its new Boca Raton branch. The Company opened a temporary branch in Boca Raton, Florida in the fall of 1998 and moved into its newly renovated, permanent branch in January 1999.

Total deposits increased 18.7%, from $60.7 million at December 31, 1998 to $72.1 million at March 31, 1998. Growth in the recently opened Boca Raton branch accounted for $10.5 million dollars of the overall deposit growth. Although the Company entered the Boca Raton market only recently, several members of the new management team have long standing business relationships in that market.

Average total deposits increased $18.4 million for the three months ended March 31, 1999 over the twelve months ended December 31, 1998. Within the deposit portfolio, the Company has sought to de-emphasize higher rate time deposits and emphasize business related deposit accounts. As a result of this strategy, time deposits as a percentage of total average deposits decreased from 33.7% to 29.2% while NOW accounts increased from 15.7% to 17.5% of average total deposits and non-interest bearing demand increased from 28.8% to 32.8% of average total deposits.

ASSET QUALITY

The Company's principal earning assets are its loans. Inherent in the lending function is the risk of the borrower's inability to repay their loan under its existing terms. Risk elements include non-accrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate.

Non-performing assets include loans that are not accruing interest (non-accrual loans) as a result of principal or interest being in default for a period of 90 days or more. When a loan is classified as non-accrual, interest accruals discontinue and all past due interest, including interest attributable to prior years, is reversed and charged against current income. Until the loan becomes current, any payments received from the borrower are applied to outstanding principle until such time as management determines the financial condition of the borrower and other factors merit recognition of such payments as interest.

The Company attempts to minimize overall credit risk through loan diversification and its loan approval procedures. The Company's due diligence begins at the time the borrower and the Company begin to discuss the origination of the loan. Documentation, including the borrower's credit history, materials establishing the value and liquidity of potential collateral, the purpose of the loan, the source and timing of the repayment of the loan, and other factors are analyzed before a loan is submitted for approval. Loans made are also subject to periodic review.

Non-performing loans were unchanged from December 31, 1998 at $109 thousand. The balance represents a single loan placed on non-accrual status during December 1998. The Bank initiated foreclosure proceedings and the borrower subsequently filed Chapter 13 bankruptcy. Management believes the loan is adequately secured and management does not anticipate that the Company will incur a material loss on this credit.


                                                          MARCH 31
                                                  -----------------------        DECEMBER 31
          (Dollars in thousands)                    1999           1998             1998
                                                  --------       --------         --------
Non-accrual loans                                 $   109        $    718         $   109

Other real estate owned                                 8              24               8
                                                  -------        --------         -------

Total non-performing assets (1)                   $   117        $    742         $   117
                                                  =======        ========         =======

Non-accrual loans to total loans                     0.20%           2.86%           0.23%

Non-performing assets to total assets                0.13%           1.46%           0.14%

Allowance for possible loan losses as a
percentage of non-performing assets                538.26%          57.82%         514.94%

 (1) Excludes loans past due 90 days or more and still accruing interest of approximately $0, $94,000, and $0 at March 31, 1999 and 1998 and December 31, 1998 respectively.

ALLOWANCE FOR LOAN LOSSES

The Company attempts to maintain an allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance. Risks within the portfolio are analyzed on an on going basis by the Bank's officers, by outside, independent loan review auditors and by the Company's Directors' Loan Committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess the risk and appropriate reserves. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. Additions to the allowance are made by provisions charged to expense and the allowance is reduced by net charge-offs (i.e., loans judged to be uncollectible and charged against the reserve, less any recoveries on such loans). Although management attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions. In addition, various regulatory agencies periodically review the Company's allowance for loan losses. These agencies may require the Company to take additional provisions based on their judgements about information available to them at the time of their examination.

At March 31, 1999, the allowance for loan losses was $630, an increase of $28 thousand, or 4.6%, from the $602 thousand at year-end 1998. During the three months ended March 31, 1999 the Company had charge-offs of $0.1 thousand, recoveries of $13 thousand and provided a loan loss provision of $15 thousand.

INVESTMENT SECURITIES

At March 31, 1999, the Company's investment securities portfolio, both held to maturity and available for sale, totaled $11.0 million, an increase of $1.6 million, from total investment securities of $9.4 million at December 31, 1998. At March 31, 1999, all but $1 million of the Company's investment securities were classified as available for sale. As the mortgage backed securities have paid down the funds have been reinvested in U.S. Government and agency securities with the goal of maintaining the portfolio near its current level.

LIQUIDITY

Net cash provided by the Company's operating activities (i.e. , cash items affecting net income) was $6 thousand and $612 thousand for the three months ended March 31, 1999 and 1998, respectively.

Net cash used in investing activities (i.e. cash receipts and disbursements primarily from its investment securities, mortgage-backed securities and loan portfolios) was $10.3 million and $838 thousand for the three months ended March 31, 1999 and 1998, respectively. The Company used $1.7 million for net investment securities in 1999 while in 1998 it received cash of $3.8 million from its securities portfolio. Additionally, the Company used $8.0 million and $1.8 million for net loans and loan sales in the first quarter of 1999 and 1998 respectively. Also during 1998, the Company used $2.9 million for the purchase of the Predecessor Company.

Net cash provided by the Company in financing activities (i.e. cash receipts primarily from net increase in deposits and issuance of common stock) was $11.4 million in 1999 while it used $3.1 million in 1998. The increase in 1999 was principally due to an increase in deposits. Deposits increased $11.4 million in 1999 compared to growth of $1.7 million in the first three months of 1998. Additionally, in 1998 the Company used $4.6 million to repay borrowings.

As a state chartered commercial bank, the Bank is required to maintain a daily liquidity position equal to at least 15 percent of its total transaction accounts and eight percent of its total nontransaction accounts, less those deposits of public funds for which security has been pledged. As of March 31, 1999 the Bank had a liquidity ratio of 44 percent which was adequate to meet the statutory requirement. The primary source of the Bank's liquidity is federal funds sold - overnight loans to major commercial banks. At March 31, 1999 federal funds sold totaled $14.5 million. Funds not required to meet loan and deposit demand were invested primarily in U.S. Government and Agency securities. The Bank considers these investments to be secondary sources of liquidity. The Bank's investment securities classified as available for sale had a carrying value of $10.0 million at March 31, 1999.

An additional external source of liquidity is an unsecured $4 million federal funds line of credit the Bank has established through one of its correspondent banks. The Company did not draw on this line during 1999.

CAPITAL RESOURCES

Total stockholders' equity increased $3.1 thousand to $19.5 million at March 31, 1999. The increase was due to earnings retention, which was partially offset by an decrease in the unrealized, holding loss on securities held available for sale.

At March 31, 1999, the Bank exceeded all regulatory capital requirements as follows:

                                CAPITAL ADEQUACY
                             (Dollars in thousands)

                                                                                          TO BE WELL CAPITALIZED
            March 31, 1999                                              FOR CAPITAL       UNDER PROMPT CORRECTIVE
                                                  ACTUAL             ADEQUACY PURPOSES       ACTION PROVISIONS
                                            -----------------        -----------------       -----------------
                                            AMOUNT      RATIO         AMOUNT    RATIO        AMOUNT      RATIO
                                            ------      -----         ------    -----        ------      -----
                                                                  (Dollars in thousands)
Total Capital
     (to risk weighted assets)...........   14,188      20.42%       > 5,557   > 8.00%       > 6,947    > 10.00%
                                                                     -         -             -          -
I Capital
     (to risk weighted assets)...........   13,558      19.52%       > 2,779   > 4.00%       > 4,168     > 6.00%
                                                                     -         -             -           -
Tier I Capital
     (to average assets)..................  13,558      17.49%       > 3,100   > 4.00%       > 3,875     > 5.00%
                                                                     -         -             -           -


YEAR 2000 COMPLIANCE

     Rapid and accurate data processing is essential to the Company's operations. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in prior years) are expected to read entries for the Year 2000 as the year 1900 or as zero and incorrectly attempt to compute payment, interest, delinquency and other data. The Company has been evaluating both information technology (computer systems) and non-information technology systems (e.g., vault timer, electronic door lock and heating, ventilation and air conditioning control). The Company has examined all of its non-information technology systems and has either received certification of Year 2000 compliance for systems controlled by third-party providers or determined that the systems should not be impacted by the Year 2000. The Company has completed its first round of testing, reviewed the results internally and had the results reviewed by a third party. The Company is continuing with follow up reviews and additional testing of the systems it controls. In addition, third-parties controlling systems used by the Company for its data processing have also completed their first round of testing, and the parties operating the systems are reviewing the results of this testing. The Company does not expect any material costs to address its non-information technology systems and has not had any material costs to date. The Company has determined that the information technology systems it currently uses have substantially more Year 2000 risk than the non-information technology systems the Company uses. The Company has evaluated its information technology systems risk in three areas: (1) its own computers, (2) computers of others used by its borrowers, and (3) computers of others who provide the Company with data processing.

     THE COMPANY'S COMPUTERS. During 1998, the Company spent approximately $300,000 to upgrade its computer systems, primarily through the purchase of new hardware. This upgrade was necessary to accommodate the planned expansion of the Bank, and was not necessitated as part of the Company's Year 2000 remediation efforts. However, these new systems are Year 2000 compliant. The Company does not expect to have additional material costs to address this risk.

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

Item 2    CHANGES IN SECURITIES

  During the first quarter of 1999, the Company approved a new Dividend Policy which effectively eliminates the requirement of two-class earnings per share accounting methodology. The new policy provides that holders of Class A and Class B shares will be treated equally in the payment of dividends, so that holders of Class B shares will receive the same dividends as holders of Class A shares, and will not receive a dividend if the Class A shares do not receive a dividend. Both "A" and "B" shareholders already have the same voting rights.

Item 3    DEFAULTS UPON SERVED SECURITIES

  Not applicable

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted for a vote of the shareholders during the period covered by this report.

Item 5    OTHER INFORMATION

  Not applicable

Item 6    EXHIBITS AND REPORT ON FORM 8-K

  (a)  Exhibits

          NUMBER           DESCRIPTION
          ------           -----------

           27              Financial Data Schedule

  (b)   Reports on Form 8-K

  On January 8, 1999 the Company filed a Form 8-K to report its preliminary estimated performance for 1998.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    ADMIRALTY BANCORP, INC.



Date:   May 14, 1999                By: /s/ WARD KELLOGG
                                       -----------------------------------------
                                        WARD KELLOGG, President



Date:    May 14, 1999               By: /s/ KEVIN M. SACKET
                                       -----------------------------------------
                                        KEVIN M. SACKET, Treasurer
                                        (Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT                                 DESCRIPTION
-------                                 -----------

  27                          Financial Data Schedule