Form 10QSB
period 1999-06-30
ADMIRALTY BANCORP INC
filed 1999-08-12
CIK 1066808

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                               -------------------

                                   FORM 10-QSB
                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1999

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ___________________ to _________________

                         Commission file number 0-24891

                             ADMIRALTY BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                        DELAWARE                                               65-0405207
-----------------------------------------------------------------------------------------------------
(State of Other Jurisdiction of Incorporation or Organization)   (I.R.S. Employer Identification No.)

      4400 PGA BOULEVARD, PALM BEACH GARDENS, FLORIDA                             33410
------------------------------------------------------------------------------------------------------------
          (Address of Principal Executive Offices)                             (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No _______

As of August 6, 1999 there were 2,420,747 shares of common stock, including both Class A and Class B shares of Common Stock, outstanding.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

Part I. Financial Information

Item 1. Financial Statements

                                                                            PAGE

         Condensed Consolidated Balance Sheets -
           At June 30, 1999 (unaudited) and at December 31, 1998..........    3

         Condensed Consolidated Statements of Operations (unaudited) -
           Three months ended June 30, 1999 and 1998......................    4
           Six Months ended June 30, 1999 and 1998 .......................    5

         Condensed Consolidated Statements of Cash Flows (unaudited) -
           Six months ended June 30, 1999 and 1998 .......................    6

         Notes to Consolidated Financial Statements (unaudited) ..........    7

Item 2.  Management's Discussion and Analysis of Financial Condition
           And Results of Operations .....................................   13

Part II. Other Information

         Item 1.  Legal Proceedings ......................................   24

         Item 2.  Changes in Securities and Use of Proceeds...............   24

         Item 3.  Defaults Upon Senior Securities ........................   24

         Item 4. Submission of Matters to a Vote of Security Holders .....   24

         Item 5.  Other Information ......................................   24

         Item 6.  Exhibits and Reports on Form 8-K .......................   25

                    Signature Page

                     Admiralty Bancorp, Inc. and Subsidiary

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                               JUNE 30, 1999          DECEMBER 31, 1998
                                                               -------------          -----------------
                                                                (UNAUDITED)
                                                               -------------
ASSETS
Cash and cash equivalents
        Cash and due from banks................................  $  3,190                  $ 3,996
        Interest bearing due from banks........................        11                        6
        Federal funds sold.....................................    11,918                   13,294
                                                                 --------                  -------
              Total cash and cash equivalents..................    15,119                   17,296
Investment securities available for sale,
        at fair market value...................................     9,189                    9,391
Investment securities held to maturity, at cost
        (fair market value of $4,961 at June 30, 1999).........     5,002                        -
Loans, net.....................................................    70,170                   46,812
Accrued interest receivable....................................       480                      266
Federal Reserve Bank and FHLB stock............................       772                      683
Premises and equipment, net....................................     1,580                    1,113
Deferred tax asset.............................................       422                      439
Goodwill.......................................................     3,755                    3,834
Other assets...................................................       935                      914
                                                                 --------                  -------
              Total assets.....................................  $107,424                  $80,748
                                                                 ========                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits.......................................................  $ 87,474                  $60,718
Accrued interest payable.......................................        78                       58
Due under purchase contract....................................       158                      202
Other liabilities..............................................       258                      268
                                                                 --------                  -------
        Total liabilities......................................    87,968                   61,246
                                                                 --------                  -------
STOCKHOLDERS' EQUITY
Preferred stock, no par value, 2,000,000 shares
        authorized, no shares issued or outstanding............         -                        -
Common stock, Class A, no par value, 1,000,000 shares
        authorized, 888,881 shares issued and outstanding at
        June 30, 1999 and December 31, 1998....................     7,490                    7,490
Common stock, Class B, no par value, 4,000,000 shares
        authorized, 1,531,866 shares issued and outstanding
        at June 30, 1999 and December 31, 1998.................    13,275                   13,275
Accumulated deficit............................................    (1,210)                  (1,267)
Accumulated other comprehensive income (loss), net.............       (99)                       4
                                                                 --------                  -------
Total stockholders' equity.....................................    19,456                   19,502
                                                                 --------                  -------
Total liabilities and stockholders' equity.....................  $107,424                  $80,748
                                                                 ========                  ========

The accompanying notes are an integral part of these financial statements.

                     Admiralty Bancorp, Inc. and Subsidiary
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per-share data)
                                   (unaudited)

                                                           ADMIRALTY BANCORP, INC.
                                                               AND SUBSIDIARY
                                                      -------------------------------
                                                      THREE MONTHS       THREE MONTHS
                                                          ENDED              ENDED
                                                      JUNE 30, 1999      JUNE 30, 1998
                                                      -------------      -------------
Interest income
        Loans......................................    $   1,412          $     602
        Securities.................................          173                209
        Federal funds sold.........................          174                 41
                                                       ---------          ---------
              Total interest income................        1,759                852
                                                       ---------          ---------
Interest expense
        Deposits...................................          516                263
                                                       ---------          ---------
              Total interest expense...............          516                263
                                                       ---------          ---------
              Net interest income..................        1,243                589
Provision for loan losses..........................           57                  -
                                                       ---------          ---------
              Net interest income after
              provision for loan losses............        1,186                589
Non-interest income
        Service charges and fees...................          210                143
        Net gain (loss) on sale of securities......            -                (39)
        Other income...............................           27                 48
                                                       ---------          ---------
              Total non-interest income............          237                152
                                                       ---------          ---------
Non-interest expense
        Salaries and employee benefits.............          544                245
        Occupancy..................................          204                103
        Furniture and equipment....................           86                 56
        Amortization of goodwill...................           40                 34
        Other expense..............................          447                276
                                                       ---------          ---------
              Total non-interest expense...........        1,321                714
                                                       ---------          ---------
              Income before income tax
               expense and minority interest.......          102                 27
Income tax expense.................................           75                  5
                                                       ---------          ---------
        Income before minority interest............           27                 22
Minority interest..................................            -                 (2)
                                                       ---------          ---------
        Net income.................................    $      27          $      20
                                                       =========          =========
Per share data
  Net income per share - basic and diluted             $    0.01          $    0.02
                                                       =========          =========
  Weighted average shares outstanding                  2,420,747          1,155,747
                                                       =========          =========

The accompanying notes are an integral part of these financial statements.

          Admiralty Bancorp, Inc. and Subsidiary & Predecessor Company

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per-share data)
                                   (unaudited)

                                                       ADMIRALTY BANCORP, INC.                PREDECESSOR
                                                           AND SUBSIDIARY                       COMPANY
                                                  ----------------------------------        ----------------
                                                                     FOR THE PERIOD          FOR THE PERIOD
                                                    SIX MONTHS      JANUARY 22, 1998         JANUARY 1, 1998
                                                      ENDED             THROUGH                  THROUGH
                                                  JUNE 30, 1999      JUNE 30, 1998          JANUARY 21, 1998
                                                  -------------     ----------------        ----------------
Interest income
        Loans..................................     $   2,533           $   1,124               $     148
        Securities.............................           317                 473                      68
        Federal funds sold.....................           316                  43                       -
                                                    ---------           ---------               ---------
              Total interest income............         3,166               1,640                     216
                                                    ---------           ---------               ---------
Interest expense
        Deposits...............................           853                 474                      71
        Borrowings.............................             -                  11                       5
                                                    ---------           ---------               ---------
              Total interest expense...........           853                 485                      76
                                                    ---------           ---------               ---------
              Net interest income..............         2,313               1,155                     140
Provision for loan losses......................            72                  55                       -
                                                    ---------           ---------               ---------
              Net interest income after
              provision for loan losses........         2,241               1,100                     140
                                                    ---------           ---------               ---------
Non-interest income
        Service charges and fees...............           416                 258                      28
        Net gain (loss) on sale of securities..             -                 (39)                      -
        Gain on sale of loans..................            59                 202                       -
        Other income...........................            40                   4                      12
                                                    ---------           ---------               ---------
              Total non-interest income........           515                 425                      40
                                                    ---------           ---------               ---------
Non-interest expense
        Salaries and employee benefits.........         1,071                 435                      39
        Occupancy..............................           413                 175                      29
        Furniture and equipment................           186                  99                      11
        Amortization of goodwill...............            80                  64                       -
        Other expense..........................           838                 544                      52
                                                    ---------           ---------               ---------
              Total non-interest expense.......         2,588               1,317                     131
                                                    ---------           ---------               ---------
              Income before income tax
               expense and minority interest...           168                 208                      49
Income tax expense.............................           111                  93                       -
                                                    ---------           ---------               ---------
        Income before minority interest........            57                 115                      49
Minority interest..............................             -                  (6)                     (2)
                                                    ---------           ---------               ---------
        Net income.............................     $      57           $     109               $      47
                                                    =========           =========               =========
Per share data
  Net income per share - basic and diluted          $    0.02           $    0.10
                                                    =========           =========
  Weighted average shares outstanding               2,420,747           1,149,914
                                                    =========           =========

The accompanying notes are an integral part of these financial statements.

                     Admiralty Bancorp, Inc. and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                                           FOR THE PERIOD
                                                                                                          JANUARY 22, 1998
                                                                              SIX MONTHS ENDED                THROUGH
                                                                                JUNE 30, 1999              JUNE 30, 1998
                                                                                -------------             ----------------
Operating activities
        Net income........................................................        $     57                    $     109
        Adjustments to reconcile net income to net cash provided by
          (used in) operating activities
          Minority interest in net income.................................               -                            6
          Provision for loan losses.......................................              72                           55
          Depreciation and amortization...................................             263                          230
          Amortization, net of accretion, of investment securities........              14                            -
          Gain on sales of securities.....................................               -                           39
          Gain on sales of loans..........................................             (59)                        (202)
          Gain on sales of premises and equipment.........................             (22)                           -
          Gain on sales of other real estate owned........................              (4)                           -
          Increase in other assets........................................            (337)                         (543)
          Decrease in other liabilities...................................             (23)                         (617)
          Decrease in income taxes receivable.............................             169                             -
                                                                                  --------                    ---------
              Net cash provided by (used in) operating activities.........             130                          (923)
                                                                                  --------                    ---------
Investing activities
        Proceeds from maturities of investment securities
          available for sale..............................................           2,022                        3,124
        Proceeds from sales of investment securities available for sale...               -                        2,929
        Purchases of investment securities available for sale.............          (2,000)                           -
        Purchases of investment securities held to maturity...............          (5,002)                           -
        Purchase of Federal Reserve Bank & FHLB stock.....................             (89)                        (155)
        Net loan originations and principal collections on loans..........         (24,149)                     (12,684)
        Proceeds from loan sales..........................................             878                       12,876
        Proceeds from sale of premises and equipment......................              24                            -
        Proceeds from sales of other real estate owned....................               4                            -
        Purchase of premises and equipment, net...........................            (651)                         (45)
        Payment for purchase of Company, net of cash acquired.............               -                       (2,882)
                                                                                  --------                    ---------
          Net cash (used in) provided by investing activities.............         (28,963)                       3,163
                                                                                  --------                    ---------
Financing activities
        Net increase in deposits..........................................          26,656                        1,299
        Net decrease in securities sold under agreements to
          repurchase and other borrowings.................................               -                       (4,582)
        Collection of subscription receivable.............................               -                          205
        Cost of issuance of common stock..................................               -                         (504)
                                                                                  --------                    ---------
          Net cash provided by (used in) by financing activities..........          26,656                       (3,582)
                                                                                  --------                    ---------
Net (decrease) in cash and cash equivalents...............................          (2,177)                      (1,342)

Cash and cash equivalents, beginning of period............................          17,296                        7,845
                                                                                  --------                    ---------
Cash and cash equivalents, end of period..................................        $ 15,119                    $  6,503
                                                                                  ========                    ========

The accompanying notes are an integral part of these financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements of Admiralty Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Admiralty Bank (the "Bank") reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are necessary to present fairly the Company's consolidated financial condition and the consolidated results of operations and the consolidated cash flows for interim periods. Certain prior year amounts have been reclassified to conform to the 1999 presentation. The results for interim periods are not necessarily indicative of trends or results to be expected for the full year. These condensed consolidated interim financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

The Company is a bank holding company incorporated in the state of Delaware. The Bank is a Florida state chartered commercial bank, with its main office in Palm Beach Gardens, Florida, and branches in Juno Beach, Jupiter, and Boca Raton, Florida.

On January 22, 1998, Admiralty Bancorp, Inc. acquired White Eagle Financial Group, Inc. ("WEFG" or "the Predecessor Company"). In connection with the transaction, Admiralty Bancorp (N.J. corporation) was merged into WEFG (the Change In Control) and WEFG then changed its name to Admiralty Bancorp, Inc. In connection with the transaction, a new board of directors was elected and new management was subsequently appointed. The transaction was accounted for under the purchase method of accounting and accordingly the results of operations for the period ended June 30, 1998, include only the results of operations of the Predecessor Company from the date of acquisition, January 22, 1998. Prior to the Change In Control and the Company's Public Offering, the Predecessor Company was a privately held institution. Accordingly, the Predecessor Company's operations for the first 21 days of 1998 are presented separately.

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

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). This statement is effective for financial statements issued for periods beginning after December 15, 1997. Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement with equal prominence as other statements.

The following table sets forth the components of the Company's comprehensive income:

                                                                                        FOR THE PERIOD
                                                            SIX MONTHS                 JANUARY 22, 1998
                                                               ENDED                       THROUGH
                                                           JUNE 30, 1999                JUNE 30, 1998
                                                           -------------               ----------------
                     (Unaudited)
                   (in thousands)
Net Income                                                     $  57                          $ 109

Other comprehensive income, net of tax -
    Unrealized gains on securities
      Unrealized holding losses arising during period           (103)                           (47)
    Less:  reclassification adjustment for
      realized gains included in net income                        -                              -
                                                               -----                          -----
Comprehensive income (loss)                                    $ (46)                         $  62
                                                               ======                         =====

In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No.131 defines how operating segments are determined and requires disclosure of certain financial and descriptive information about the Company's operating segments. Under current conditions, the Company has one reporting segment.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). The effective date of Statement 133 was delayed by Statement 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133." Statement 133 is now effective for all quarters of all fiscal years beginning after June 15, 2000, with an early adoption permitted. Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It is currently anticipated that the Company will adopt Statement 133 on January 1, 2001, and that Statement 133 will not have a significant financial statement impact upon adoption.

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

NOTE C - NET INCOME PER SHARE

The Company calculates net income per share in accordance with SFAS No. 128, "Earnings Per Share." Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods presented. Using this method, adjustments are to be made, where material, to give effect to the shares that would be outstanding, assuming the exercise of dilutive stock options and warrants, all of which are considered common stock equivalents. No adjustments were necessary for the periods presented as the adjustment would have been anti-dilutive.

The following table illustrates the reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the periods ended June 30, 1999, and 1998:

                                                                                                        FOR THE PERIOD
                                                                                       SIX MONTHS      JANUARY 22, 1998
                                                       THREE MONTHS ENDED                 ENDED             THROUGH
                                                 JUNE 30, 1999     JUNE 30, 1998      JUNE 30, 1999      JUNE 30, 1998
                                                 -------------     -------------      -------------    ----------------
Net income                                        $   27,232         $   20,241         $   56,738         $  109,434
                                                  ----------         ----------         ----------         ----------
Weighted average shares                            2,420,747          1,155,747          2,420,747          1,149,914
                                                  ----------         ----------         ----------         ----------
Basic and Diluted earnings per Share              $     0.01         $     0.02         $     0.02         $     0.10
                                                  ==========         ==========         ==========         ==========

As noted above, on January 22, 1999, the board of directors declared a 4.4% dividend to be paid on Class A shares in shares of the Company's Class B stock. Accordingly, basic and diluted EPS has been adjusted retroactively for all periods presented to reflect this stock dividend.

At December 31, 1998, the Company considered its capital structure involving its Class A and Class B Common Stock to be complex due to different dividend rights of Class A (10% non-cumulative dividend in cash or stock per year if and when declared by the Board) and Class B common shareholders. Accordingly, the Company calculated basic earnings per share using the "two-class" method of computing earnings per share. Diluted earnings per share was calculated using the "if converted" method of computing earnings per share, if dilutive.

As noted above, the Company adopted a new dividend policy effective January 1, 1999, whereby the Company's Class A and Class B Common Stock will be treated equally in the amount and terms of dividends declared and the form of payment of dividends. Accordingly, effective January 1, 1999, the earnings per share is no longer being computed under the two class method.

The earnings per share ("EPS") calculation for the period January 1, 1998, through January 21, 1998, for the Predecessor Company has not been presented because the presentation is not considered meaningful.

NOTE D - INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and fair value of investment securities and mortgage-backed securities as of June 30, 1999 are as follows:

                                                       GROSS UNREALIZED     GROSS UNREALIZED
                                   AMORTIZED COST            GAINS               LOSSES             FAIR VALUE
--------------------------------------------------------------------------------------------------------------------
JUNE 30, 1999                                                      (IN THOUSANDS)
AVAILABLE FOR SALE:

U.S. Government and Agency
securities                            $ 6,500                 $0                  $(130)              $ 6,370

Mortgaged-backed securities             2,834                  1                    (30)                2,805

Other securities                           14                  0                      0                    14
                                      -------                 --                  -----               -------
SUB-TOTAL                             $ 9,348                 $1                  $(160)              $ 9,189
                                      =======                 ==                  =====               =======
HELD TO MATURITY:

U.S. Government and Agency
securities                            $ 1,000                  0                  $ (11)              $   989

Mortgage Backed Securities              4,002                  0                    (30)                3,972
                                      -------                 --                  -----               -------
Sub-Total                               5,002                  0                    (41)                4,961
                                      -------                 --                  -----               -------
Total                                 $14,350                 $1                  $(201)              $14,150
                                      =======                 ==                  =====               =======

The amortized cost and fair value of investment and mortgage-backed securities as of December 31, 1998 are as follows:

                                                       GROSS UNREALIZED     GROSS UNREALIZED
                                   AMORTIZED COST            GAINS               LOSSES             FAIR VALUE
--------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998                                                  (IN THOUSANDS)
AVAILABLE FOR SALE:

U.S. Government and Agency
securities                              $4,500                $ 1                  $(4)                $4,497

Mortgaged-backed securities              4,870                 11                   (1)                 4,880

Other securities                            14                  0                    0                     14
                                        ------                ---                  ---                 ------
TOTAL                                   $9,384                $12                  $(5)                $9,391
                                        ======                ===                  ===                 ======

The carrying value of securities pledged to secure deposits and for other purposes required or permitted by law amounted to approximately $500 thousand and $-0- at June 30, 1999 and December 31, 1998, respectively.

NOTE E - LOANS

The following schedule presents the components of loans, net of unearned income, by type, as of June 30, 1999 and December 31, 1998.

                                                    JUNE 30, 1999                DECEMBER 31, 1998
                                                    -------------                -----------------
                                                               (Dollars in thousands)
                                                AMOUNT       PERCENT          AMOUNT          PERCENT
                                                ------       -------          ------          -------
Commercial and Industrial..............        $14,708         21%           $10,557            22%

Real Estate
Non-Residential Properties.............         42,969         61%            30,292            64%

Residential Properties.................          6,106          9%             3,694             8%

Construction...........................          5,341          7%             1,912             4%

Consumer..............................           1,744          2%               959             2%
                                               -------        ---            -------           ---
Total Loans............................         70,868        100%            47,414           100%

less: allowance for loan losses........            698                           602
                                               -------                       -------
Total loans, net.......................        $70,170                       $46,812
                                               =======                       =======

Changes in the allowance for loan losses are as follows:

                                                               FOR THE PERIOD
                                                              JANUARY 22, 1998
                                      SIX MONTHS ENDED             THROUGH
                                       JUNE 30, 1999           JUNE 30, 1998
                                      ----------------        ----------------
                                                (DOLLARS IN THOUSANDS)

Balance at beginning of year                $ 602                    $ 378
Provision for loan losses                      72                       55
Charge-offs                                    (1)                      (5)
Recoveries                                     25                        3
                                            -----                    -----
Ending Balance                              $ 698                    $ 431
                                            =====                    =====
Ratio of net charge-offs to
average loans outstanding                  -0.04%                    0.01%

Balance of allowance as a % of
loans at period end                         0.98%                    1.78%

At both June 30, 1999 and December 31, 1998, loans with unpaid principal balances of approximately $109 thousand were 90 days or more contractually delinquent or on nonaccrual status.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain "forward-looking statements" as defined under
Section 21E of the Securities Exchange Act of 1934. The Company desires to take advantage of the "safe harbor" provisions of Section 21E and is including this statement for the express purpose of availing itself of the protection of the safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and may include the Company's expectations of future financial results. The words "believe", "expect", "anticipate", "estimate", "project", and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors which could effect actual results include but are not limited to i) change in general market interest rates, ii) general economic conditions, both in the United States generally and in the Company's market area, iii) legislative/regulatory changes,
iv) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve,
v) changes in the quality or composition of the Company's loan and investment portfolios, vi) demand for loan products, vii) deposit flows, viii) competition, and ix) demand for financial services in the Company's markets. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

The current management team and board of directors of the Company acquired the Company on January 22, 1998, (the "Change In Control"). Prior to the Change In Control and the Company's public offering, the Company was a privately held institution (the "Predecessor Company"). The Company's historic financial statements included in this filing for the six (6) months ended June 30, 1998, do not include the first 21 days of operations in January of 1998, prior to the Change In Control. However, to ensure comparability with current year periods, the income statement data discussed for the six months ended June 30, 1998, are based upon pro forma data for the Company after the Change In Control and the Predecessor Company during 1998 prior to the Change In Control.

                              RESULTS OF OPERATIONS

               Three Months Ended June 30, 1999 and June 30, 1998.

For the quarter ended June 30, 1999, the Company generated net income of $27 thousand, an increase from earnings of $20 thousand for the second quarter of 1998.

At June 30, 1999, the Company's total assets reached $107.4 million, an increase of 33.0% over total assets at December 31, 1998. The Company's net loans totaled $70.2 million, an increase of 49.9% over net loans at December 31, 1998, and the Company's deposits totaled $87.5 million, an increase of 44.1% over total deposits at December 31, 1998.

INTEREST INCOME. Total interest income increased $907 thousand, or 106.5%, to $1.8 million for the quarter ended June 30, 1999 from $852 thousand for the same period of 1998. This increase in interest income primarily relates to increases in the Company's average balance of earning assets, partially offset by a decrease in average rates. Average balances increased by $37.8 million for loans and $11.7 million for federal funds sold and decreased $2.0 million for investment securities. The average yield on the loan portfolio decreased to 9.0% from 9.7%, the average yield on federal funds sold decreased to 4.7% from 5.4% and the average yield on investment securities decreased to 5.8% from 6.0% in 1999 as compared to 1998 reflecting lower current market rates of interest. During the three months ended June 30, 1999, as the Company's asset mix began to shift toward a greater percentage of loans newly originated in a lower rate environment, the net yield on the Company's interest earning assets decreased to 7.9% from the 8.2% earned during the three months ended June 30, 1998.

INTEREST EXPENSE. The Company's interest expense for the second quarter of 1999 increased $253 thousand, or 96.2%, to $516 thousand from $263 thousand for the same period last year. The increase in interest expense reflects a 92.7% increase in average interest bearing deposits at June 30, 1999, as compared to the same period in 1998, offset by a decrease in rates and a shift in the Company's deposit gathering philosophy, away from time deposits and toward lower rate transactional accounts. The average balance of time deposits, money market deposits and NOW deposits increased by $8.3 million, $13.7 million and $5.3 million respectively in the second quarter of 1999 as compared to the same period in 1998. In addition, the average balance of the Company's non-interest bearing demand deposits increased by $12.1 million, to $23.2 million for the three months ended June 30, 1999 from $11.1 million for the three months ended June 30, 1998. The Company's average cost of funds for the three months ended June 30, 1999, remains unchanged at 2.6% compared to the comparable period of 1998.

NET-INTEREST INCOME. Net interest income for the three months ended June 30, 1999, increased by $654 thousand, or 111.1%, over the same period last year. The Company's net interest spread decreased 34 basis points to 4.26% for the three months ended June 30, 1999, from 4.60% for the comparable period of 1998.

PROVISION FOR LOAN LOSSES. The increase in the provision for loan losses for the three months ended June 30, 1999, compared to the comparable period of 1998 is reflective of the growth in the loan portfolio in the second quarter 1999 compared to a stagnant portfolio in the same period the prior year. The Company's expense for provision for loan losses maintained the reserve at a level management believes appropriate in light of the Company's lending activities, the quality of the loan portfolio, historical experience, volume and type of lending conducted by the Company, industry standards, the status of past due and nonperforming loans, the general economic conditions of the Company's lending area and other factors affecting collectibility of the Company's loan portfolio. The provision for loan losses was $57 thousand for the quarter ended June 30, 1999, compared to no provision for the comparable period in 1998. The provision for the three months ended June 30, 1999 was due to growth, primarily in the non-residential real estate and commercial and industrial loan portfolios. The Company had net recoveries of $11 thousand and did not experience any material change in its level of classified loans during the three month period. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

NON-INTEREST INCOME. For the second quarter of 1999, total non-interest income increased by $85 thousand, or 55.9%, over the same period of last year. The increase includes $67 thousand from additional service charges and fees primarily resulting from growth in the deposit portfolio and a $39 thousand dollar loss on sale of securities in 1998, partially offset by a reduction in other miscellaneous income and an $11 thousand dollar reduction in loan funding fees due to the cessation of a residential loan origination and sale program.

NON-INTEREST EXPENSE. For the three month period ended June 30, 1999, the Company experienced increases in its non-interest expenses over non-interest expense for the comparable period of 1998. For the three month period ended June 30, 1999, the Company's total non-interest expense was $1.3 million, compared to total non-interest expense of $714 thousand for the 1998 period. The increase in non-interest expense in the three month period of 1999 reflects increased compensation and employee benefit expense as the Company hired a new senior management team, including Ward Kellogg, the Company's new president and his team of community bankers in July of 1998. Full time equivalent employees increase from 29 at June 30, 1998, to 47 at June 30, 1999. The Company incurred an increase in occupancy expense as the Company opened its fourth office, in Boca Raton, Florida and relocated its Jupiter office to larger, more modern quarters. Goodwill amortization totaled $40 thousand and $34 thousand for the three month periods ended June 30, 1999, and 1998 respectively. The Company also experienced the following increases in other non-interest expenses related primarily to its growth: insurance expense increased $21.1 thousand, or 261.2%, data processing fees increased $28.1 thousand, or 52.4%, telephone expense increased $12.6 thousand, or 94.3%, stationery and supplies increased $14.9 thousand, or 133.7%, and audit expense increased $27.1 thousand or 188.2%.

INCOME TAXES. Income tax expense increased to $75 thousand for the quarter ended June 30, 1999, from $5 thousand for the same period last year, primarily due to an increase in pretax accounting income. Non-deductible expenses for goodwill amortization and the establishment of a deferred tax valuation allowance have resulted in an unusually high effective tax rate for the second quarter of 1999 of 73%.

                Six Months Ended June 30, 1999 and June 30, 1998.

INTEREST INCOME. Total interest income increased $1.3 million, or 70.6%, to $3.2 million for the six month period ended June 30, 1999 from $1.9 million for the same period of 1998. This increase in interest income primarily relates to increases in the Company's average balance of earning assets, partially offset by a decrease in average rates. Average balances increased by $30.8 million for loans and $11.8 million for federal funds sold and decreased by $5.0 million for investment securities. The average yield on the loan portfolio decreased to 9.1% from 10.2%, the average yield on federal funds sold decreased to 4.7% from 5.4% and the average yield on investment securities decreased to 5.8% from 6.8% in 1999 as compared to 1998 reflecting lower market rates of interest. During the six month period ended June 30, 1999, as the Company's asset mix began to shift toward a greater percentage of loans newly originated in a lower rate environment, the net yield on the Company's interest earning assets decreased to 7.9% from the 8.7% earned during the six months ended June 30, 1998.

INTEREST EXPENSE. The Company's interest expense for the period ended June 30, 1999, increased $292 thousand, or 52.0%, to $853 thousand from $561 thousand for the same period last year. The increase in interest expense reflects a 63.6% increase in average interest bearing liabilities at June 30, 1999, as compared to the same period in 1998 offset by a decrease in rates and a shift in the Company's deposit gathering philosophy, away from time deposits and toward lower rate transactional accounts. The average balance of time deposits, money market deposits and NOW deposits increased by $6.2 million, $8.1 million and $5.5 million respectively in the period ended June 30, 1999, as compared to the same period in 1998. In addition, the average balance of the Company's non-interest bearing demand deposits increased by $11.9 million, to $23.0 million for the six months ended June 30, 1999, from $11.0 million for the six months ended June 30, 1998. The changes to the Company's deposit portfolio reduced the Company's average cost of funds for the six months ended June 30, 1999, to 2.4%, compared to a 2.7% average cost of funds for the comparable period in 1998.

NET-INTEREST INCOME. Net interest income for the six months ended June 30, 1999, increased by $1.0 million, or 78.6%, over the same period last year. The Company's net interest spread decreased 56 basis points to 4.49% for the six months ended June 30, 1999 from 5.05% for the comparable period of 1998.

PROVISION FOR LOAN LOSSES. The increase in the provision for loan losses for the six months ended June 30, 1999 compared to the comparable period of 1998 is reflective of the significant growth in the loan portfolio during 1999 as compared to a stagnant portfolio in the same period the prior year. The Company's expense for provision for loan losses maintained the reserve at a level management believes appropriate in light of the Company's lending activities, the quality of the loan portfolio, historical experience, volume and type of lending conducted by the Company, industry standards, the status of past due and nonperforming loans, the general economic conditions of the Company's lending area and other factors affecting collectibility of the Company's loan portfolio. The provision for loan losses was $72 thousand for the six months ended June 30, 1999, compared to $55 thousand for the comparable period in 1998. The provision for the six months ended June 30, 1999 was due to growth, primarily in the non-residential real estate and commercial and industrial loan portfolios. The Company had net recoveries of $24 thousand and did not experience any material change in its level of classified loans during the six month period. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

NON-INTEREST INCOME. For the first six months of 1999, total non-interest income increased by $50 thousand, or 10.7%, over the same period of last year. The increase includes a $130 thousand increase in service charges and fees. The significant changes in the service charges and fees is primarily composed of the following: a $148 thousand, or 164%, increase in service charges on deposits, a $12 thousand, or 165%, increase in wire transfer fees, a reduction of $14 thousand, or 10%, in serviced loan fees and a reduction of $26 thousand, or 100%, in loan funding fees due to the cessation of a residential loan origination and sale program. The Company also experienced a $39 thousand dollar loss on sale of securities in 1998 compared to no losses on sale of securities in 1999, a reduction of $143 thousand from gains from the sale of loans due to a lower volume of SBA loan sales in 1999 and a $22 thousand gain on sale of assets in 1999 compared with no such gains in 1998.

NON-INTEREST EXPENSE. For the six month period ended June 30, 1999, the Company experienced increases in its non-interest expenses over non-interest expense for the comparable period of 1998. For the period ended June 30, 1999, the Company's total non-interest expense was $2.6 million, compared to total non-interest expense of $1.4 million for the 1998 period. The increase in non-interest expense in the six month period of 1999 reflects increased compensation and employee benefit expense as the Company hired a new senior management team, including Ward Kellogg, the Company's new president and his team of community bankers. Full time equivalent employees increase from 29 at June 30, 1998 to 47 at June 30, 1999. The Company incurred an increase in occupancy expense as the Company opened its fourth office, in Boca Raton, Florida, and relocated its Jupiter office to larger, more modern quarters. Goodwill amortization totaled $80 thousand and $64 thousand for the six month periods ended June 30, 1999, and 1998 respectively. The Company also experienced the following increases in other non-interest expenses related primarily to its growth: insurance expense increased $38.6 thousand, or 265.7%, data processing fees increased $60.6 thousand, or 57.5%, telephone expense increased $32.1 thousand, or 115.2%, stationery and supplies increased $27.5 thousand, or 109.4%, and audit expense increased $33.0 thousand, or 114.7%

INCOME TAXES. Income tax expense increased to $111 thousand for the period ended June 30, 1999, from $93 thousand for the same period last year, primarily due to an increase in pretax accounting income. Non-deductible expenses for goodwill amortization and the establishment of a deferred tax valuation allowance have resulted in the unusually high effective tax rate for the six months ended June 30, 1999 of 66%.

                               FINANCIAL CONDITION

                   June 30, 1999 compared to December 31, 1998

Total assets increased to $107.4 million, an increase of $26.7 million, or 33.0%, from total assets of $80.7 million at December 31, 1998. Increases in total assets included increases of $23.4 million in net loans, $5.0 million in investment securities held to maturity and $467 thousand in premises and equipment, net of accumulated depreciation. Federal funds sold decreased $1.4 million.

The $23.4 million increase in net loans is comprised primarily of $4.2 million in commercial loans, $15.1 million in real estate loans, and $3.4 million in construction loans. The increase is the result of the new management team's efforts to attract new business and expand relationships with existing customers.

At June 30, 1999, cash and due from banks decreased $806 thousand as a result of tighter cash management controls, and federal funds sold decreased by $1.4 million from December 31, 1998. The decrease is attributable primarily to the Company's loan and investment portfolio growth outpacing deposit growth during the period. Accrued interest receivable increased $214 thousand as a result of growth in the loan and investment portfolios. Federal Reserve Bank (FRB) stock and Federal Home Loan Bank (FHLB) stock increased as the result of purchases of additional FHLB stock in compliance with the FHLB's membership requirements. The Company's net investment in premises and equipment increased $467 thousand primarily as a result of the build out and opening of its new Boca Raton branch.

Total deposits increased 44.1%, from $60.7 million at December 31, 1998, to $87.5 million at June 30, 1998. Growth in the recently opened Boca Raton branch accounted for $17.5 million dollars of the overall deposit growth. Although the Company entered the Boca Raton market only recently, several members of the new management team have long standing business relationships in that market.

Average total deposits increased $27.7 million for the six months ended June 30, 1999 over the twelve months ended December 31, 1998. Within the deposit portfolio, the Company has sought to de-emphasize higher rate time deposits and emphasize business related deposit accounts. As a result of this strategy, time deposits as a percentage of total average deposits decreased from 33.7% to 27.7% while money market accounts increased from 16.7% to 21.7% of average total deposits and non-interest bearing demand deposits increased from 28.8% to 31.5% of average total deposits.

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

Non-performing loans were unchanged from December 31, 1998, at $109 thousand. The balance represents a single loan placed on non-accrual status during December 1998. The Bank initiated foreclosure proceedings and the borrower subsequently filed Chapter 13 bankruptcy. Management believes the loan is adequately secured and management does not anticipate that the Company will incur a material loss on this credit.

The following table sets forth information concerning risk elements in the Company's portfolio:

                                                        (unaudited)
                                                          June 30
                                                    ----------------------          December 31
          (Dollars in thousands)                    1999              1998              1998
                                                    ----              ----              ----
-----------------------------------------------------------------------------------------------
Non-accrual loans                                   $ 109            $ 707             $ 109

Other real estate owned                                 8               24                 8
                                                    -----            -----             ------
Total non-performing assets (1)                     $ 117            $ 731             $ 117
                                                    =====            =====             =====
Non-accrual loans to total loans                    0.15%            2.93%             0.23%

Non-performing assets to total assets               0.11%            1.45%             0.14%

Allowance for possible loan losses as a
percentage of non-performing assets               596.58%           58.96%           514.94%

(1) Excludes loans past due 90 days or more and still accruing interest of approximately $0, and $0 at June 30, 1999 and 1998 and December 31, 1998, respectively.

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

At June 30, 1999, the allowance for loan losses was $698 thousand, an increase of $96 thousand, or 16.0%, from the $602 thousand at year-end 1998. During the six months ended June 30, 1999 the Company had charge-offs of $0.7 thousand, recoveries of $24.6 thousand and provided a loan loss provision of $72 thousand.

INVESTMENT SECURITIES

At June 30, 1999, the Company's investment securities portfolio, both held to maturity and available for sale, totaled $14.2 million, an increase of $4.8 million, from total investment securities of $9.4 million at December 31, 1998. At June 30, 1999, $9.2 million of the Company's investment securities were classified as available for sale and $5.0 million were classified as held to maturity. All of the Company's securities portfolio of $9.4 million at December 31, 1998 was classified as available for sale. As the mortgage backed securities have paid down the funds have been reinvested in mortgage backed securities and U.S. Government and agency securities.

LIQUIDITY

Net cash provided by the Company's operating activities (i.e., cash items affecting net income) was $130 thousand in the first six months of 1999 compared to a use of funds of $923 thousand for the six months ended June 30, 1999 and 1998.

Net cash used in investing activities (i.e. cash disbursements primarily related to the Company's investment securities, mortgage-backed securities and loan portfolios) was $29.0 million in the period ended June 30, 1999. Investing activities provided $3.2 million for the six months ended June 30, 1998. The Company used $5.1 million for net investment securities in 1999, while in 1998 it received cash of $5.9 million from its securities portfolio. Additionally, the Company used $23.3 million and was provided $192 thousand for net loans and loan sales in the first six months of 1999 and 1998 respectively. Also during 1998, the Company used $2.9 million for the purchase of the Predecessor Company.

Net cash provided by the Company's financing activities (i.e. cash receipts primarily from net increase in deposits and issuance of common stock) was $26.7 million in 1999, while it used $3.6 million in 1998. The increase in 1999 was principally due to an increase in deposits. Net deposits provided an increase $26.7 million in 1999 compared to $1.3 million in the first six months of 1998. Additionally, in 1998 the Company used $4.6 million to repay borrowings.

As a state chartered commercial bank, the Bank is required to maintain a daily liquidity position equal to at least 15 percent of its total transaction accounts and eight percent of its total nontransaction accounts, less those deposits of public funds for which security has been pledged. As of June 30, 1999, the Bank had a liquidity ratio of 33 percent which was adequate to meet the statutory requirement. The primary source of the Bank's liquidity is federal funds sold - overnight loans to major commercial banks. At June 30, 1999, federal funds sold totaled $11.9 million. Funds not required to meet loan and deposit demand were invested primarily in mortgage backed, U.S. Government and Agency securities. The Bank considers these investments to be secondary sources of liquidity. The Bank's investment securities classified as available for sale had a carrying value of $9.2 million at June 30, 1999.

An additional external source of liquidity is an unsecured $4 million federal funds line of credit the Bank has established through one of its correspondent banks. The Company did not draw on this line during 1999.

CAPITAL RESOURCES

Total stockholders' equity decreased $46 thousand to $19.5 million at June 30, 1999. The decrease was due to net income of $57 thousand offset by a $103 thousand increase in the unrealized holding loss on securities held available for sale.

At June 30, 1999, the Bank exceeded all regulatory capital requirements as follows:

                                CAPITAL ADEQUACY
                             (Dollars in thousands)

                                                                                                TO BE WELL CAPITALIZED
              June 30, 1999                                             FOR CAPITAL            UNDER PROMPT CORRECTIVE
                                                ACTUAL               ADEQUACY PURPOSES            ACTION PROVISIONS
                                      ----------------------------------------------------------------------------------
                                        AMOUNT       RATIO          AMOUNT       RATIO           AMOUNT       RATIO
                                      ----------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
Total Capital
     (to risk weighted assets).......   14,260       16.44%        > 6,940      > 8.00%         > 8,675      > 10.00%
                                                                   -            -               -            -
Tier I Capital
     (to risk weighted assets).......   13,562       15.63%        > 3,470      > 4.00%         > 5,205      >  6.00%
                                                                   -            -               -            -
Tier I Capital
     (to average assets).............   13,562       14.13%        > 3,840      > 4.00%         > 4,800      >  5.00%
                                                                   -            -               -            -

YEAR 2000 COMPLIANCE

     Rapid and accurate data processing is essential to the Company's operations. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in prior years) are expected to read entries for the Year 2000 as the year 1900 or as zero and incorrectly attempt to compute payment, interest, delinquency and other data. The Company has been evaluating both information technology (computer systems) and non-information technology systems (e.g., vault timer, electronic door lock and heating, ventilation and air conditioning control). The Company has examined all of its non-information technology systems and has either received certification of Year 2000 compliance for systems controlled by third-party providers and suppliers or determined that the systems should not be impacted by the Year 2000. The Company has completed its testing, reviewed the results internally and had the results reviewed by the firm that performs the Company's internal audit function. The Company is continuing with follow up reviews and additional testing of the systems it controls. In addition, third-parties controlling systems used by the Company for its data processing have also completed their testing, and the parties operating the systems are reviewing the results of this testing. The Company does not expect any material costs to address its non-information technology systems and has not had any material costs to date. The Company has determined that the information technology systems it currently uses have substantially more Year 2000 risk than the non-information technology systems the Company uses. The Company has evaluated its information technology systems risk in three areas: (1) its own computers,
(2) computers of others used by its borrowers, and (3) computers of others who provide the Company with data processing.

     THE COMPANY'S COMPUTERS. During 1998, the Company spent approximately $300,000 to upgrade its computer systems, primarily through the purchase of new hardware. This upgrade was necessary to accommodate the planned expansion of the Bank, and was not necessitated as part of the Company's Year 2000 remediation efforts. However, these new systems are Year 2000 compliant. Throughput connectivity, the ability of the Company's computers to communicate with those of its service bureau, was successfully tested. The testing indicated the systems should continue to communicate through the Year 2000 date change. The Company does not expect to have additional material costs to address this risk.

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

     COMPUTERS OF OTHERS WHO PROVIDE THE COMPANY WITH DATA PROCESSING. This risk is primarily focused on one third-party service bureau that provides virtually all of the Company's data processing. The core banking software package run by this service bureau has tested Year 2000 compliant. Ancillary software packages run by the service bureau have been tested but have not yet been certified Year 2000 compliant. The service bureau has advised the Company that it expects to be compliant before the Year 2000. If this problem is not solved before the Year 2000, the Company would likely experience significant delays, mistakes or failures. These delays, mistakes or failures could have a significant impact on the Company's financial condition and results of operations.

     BUSINESS RESUMPTION PLANNING. During the quarter the Company completed drafting its business resumption plan defining how the Bank would operate in the event the service bureau is unable to provide processing after the Year 2000 calendar date change. Testing of this plan is scheduled in August 1999.

     YEAR 2000 CASH DEMAND AND LIQUIDITY RISK. Among the uncertainties the Company faces in its Year 2000 preparation is the potential increase in demand for cash by its depositors. Consumers and businesses may react in unpredictable ways to real or perceived Year 2000 related problems and part of that reaction could include the demand for increased amounts of cash, to be available for routine purchases. Bank management has attempted to forecast and prepare for any such increased demand for currency. Management has adopted a strategy that it believes will allow the Company to safely maintain adequate currency to meet its customers cash demands. Should the demand exhaust the supply of cash, the Company could experience significant adverse effects in the form of a loss of customer confidence.

As noted in the Liquidity discussion, the Company has liquid assets in the form of $11.9 million in federal funds sold and $9.2 million in securities available for sale. Management believes these sources of liquidity are sufficient to allow the Company to continue to service its customer needs through the Year 2000 date change. If there is a widespread loss of confidence in the financial markets, and customer demands for cash exceed cash on hand, the Company could be adversely affected by its inability to convert these assets to cash or it may have to do so at a significant discount.

                            PART II OTHER INFORMATION

Item 1    LEGAL PROCEEDINGS

  The Company and the Bank are periodically involved in various legal proceedings as a normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 2    CHANGES IN SECURITIES

Not applicable

Item 3    DEFAULTS UPON SERVED SECURITIES

  Not applicable

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual shareholders' meeting was held April 23, 1999.
(b) Not applicable
(c) The following directors were elected to serve three year terms in an uncontested election:

                              SHARES VOTED            SHARES VOTED                                   BROKER NON-
                                   FOR              AGAINST/WITHHELD          ABSTENTIONS               VOTES
---------------------------------------------------------------------------------------------------------------------
David B. Dickenson              1,224,775                  0                     1,700                    0

Thomas L. Gray                  1,224,975                  0                     1,500                    0

Leslie E. Goodman               1,224,975                  0                     1,500                    0

George Zoffinger                1,224,975                  0                     1,500                    0

(d)  Not applicable

Item 5    OTHER INFORMATION

  Not applicable

Item 6    EXHIBITS AND REPORT ON FORM 8-K

  (a)  Exhibits

          NUMBER           DESCRIPTION
          ------           -----------
            27             Financial Data Schedule

  (b)  Reports on Form 8-K

     On April 14, 1999, the Company filed a Form 8-K to report the dismissal of its certifying public accountants.

     On April 14, 1999, the Company filed a Form 8-K to report it first quarter 1999 earnings.

     On April 30, 1999, the Company filed a Form 8-K to report the engagement of KPMG, LLP as its certifying public accountants.

     On May 5, 1999, the Company filed a Form 8-K/A amending its April 14, 1999, Form 8-K related to the dismissal of its certifying public accountants.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           ADMIRALTY BANCORP, INC.

Date:   August 11, 1999                    By: /s/WARD KELLOGG
                                               ---------------------------------
                                                  WARD KELLOGG, President

Date:   August 11, 1999                    By: /s/KEVIN M. SACKET
                                               ---------------------------------
                                                  KEVIN M. SACKET, Treasurer
                                                   (Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT         DESCRIPTION
-------         -----------
  27            Financial Data Schedule