Form 10QSB
period 1999-09-30
ADMIRALTY BANCORP INC
filed 1999-11-08
CIK 1066808

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                               -------------------

                                   FORM 10-QSB
                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1999

or

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
(State of Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 3, 1999 there were 2,420,747 shares of common stock, including both Class A and Class B shares of Common Stock, outstanding.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS


Part I.  Financial Information

Item 1.  Financial Statements
                                                                                                      PAGE
                                                                                                      ----
         Condensed Consolidated Balance Sheets -
           At September 30, 1999 (unaudited) and at December 31, 1998...........................       3

         Condensed Consolidated Statements of Operations (unaudited) -
           Three months ended September 30, 1999 and 1998.......................................       4
           Nine Months ended September 30, 1999 and 1998........................................       5

         Condensed Consolidated Statements of Cash Flows (unaudited) -
           Nine months ended September 30, 1999 and 1998 .......................................       6

         Notes to Condensed Consolidated Financial Statements (unaudited) ......................       7

Item 2.  Management's Discussion and Analysis of Financial Condition
           And Results of Operations ...........................................................       13

Part II. Other Information

         Item 1.  Legal Proceedings ............................................................       25

         Item 2.  Changes in Securities and Use of Proceeds.....................................       25

         Item 3.  Defaults Upon Senior Securities ..............................................       25

         Item 4. Submission of Matters to a Vote of Security Holders ...........................       25

         Item 5.  Other Information ............................................................       25

         Item 6.  Exhibits and Reports on Form 8-K .............................................       25

             Signature Page

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                             SEPTEMBER 30, 1999  DECEMBER 31, 1998
                                                                             ------------------  -----------------
                                                                                 (UNAUDITED)
                                                                             ------------------  -----------------
ASSETS
Cash and cash equivalents
        Cash and due from banks ...........................................       $   6,548           $   3,996
        Interest bearing due from banks ...................................              16                   6
        Federal funds sold ........................... ....................           5,706              13,294
                                                                                  ---------           ---------
              Total cash and cash equivalents .............................          12,270              17,296
Investment securities available for sale,
        at fair market value ..............................................           9,284               9,391
Investment securities held to maturity, at cost
        (fair market value of $8,030 at September 30, 1999) ...............           8,109                  --
Loans, net ................................................................          88,770              46,812
Accrued interest receivable ...............................................             618                 266
Federal Reserve Bank and FHLB stock .......................................             772                 683
Premises and equipment, net ...............................................           1,634               1,113
Deferred tax asset ........................................................             422                 439
Goodwill ..................................................................           3,715               3,834
Other assets ..............................................................             780                 914
                                                                                  ---------           ---------
              Total assets ................................................       $ 126,374           $  80,748
                                                                                  =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits ..................................................................       $ 106,431           $  60,718
Accrued interest payable ..................................................              78                  58
Due under purchase contract ...............................................              --                 202
Other liabilities .........................................................             362                 268
                                                                                  ---------           ---------
        Total liabilities .................................................         106,871              61,246
                                                                                  ---------           ---------
STOCKHOLDERS' EQUITY
Preferred stock, no par value, 2,000,000 shares
        authorized, no shares issued or outstanding .......................              --                  --
Common stock, Class A, no par value, 1,000,000 shares
        authorized, 888,881 shares issued and outstanding at
        September 30, 1999 and December 31, 1998 ..........................           7,490               7,490
Common stock, Class B, no par value, 4,000,000 shares
        authorized, 1,531,866 shares issued and outstanding
        at September 30, 1999 and December 31, 1998 .......................          13,275              13,275
Accumulated deficit .......................................................          (1,148)             (1,267)
Accumulated other comprehensive income (loss), net ........................            (114)                  4
                                                                                  ---------           ---------
Total stockholders' equity.................................................          19,503              19,502
                                                                                  ---------           ---------
Total liabilities and stockholders' equity ...................... .........       $ 126,374           $  80,748
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

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER-SHARE DATA)
                                   (UNAUDITED)

                                                                                  ADMIRALTY BANCORP, INC.
                                                                                        AND SUBSIDIARY
                                                                           ----------------------------------------
                                                                             THREE MONTHS          THREE MONTHS
                                                                                 ENDED                 ENDED
                                                                           SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                                                           ------------------    ------------------
Interest income
        Loans .....................................................            $     1,788            $       784
        Securities ................................................                    254                    191
        Federal funds sold ........................................                    106                     52
                                                                               -----------            -----------
              Total interest income ...............................                  2,148                  1,027
                                                                               -----------            -----------
Interest expense
        Deposits ..................................................                    657                    277
        Federal funds purchased and repurchase agreements .........                      1                     --
                                                                               -----------            -----------
              Total interest expense ..............................                    658                    277
                                                                               -----------            -----------
              Net interest income .................................                  1,490                    750
Provision for loan losses .........................................                    232                     65
                                                                               -----------            -----------
              Net interest income after
              provision for loan losses ...........................                  1,258                    685
                                                                               -----------            -----------
Non-interest income
        Service charges and fees ..................................                    251                    160
        Gain on sale of loans .....................................                     23                    109
        Other income ..............................................                      1                      3
                                                                               -----------            -----------
              Total non-interest income ...........................                    275                    272
                                                                               -----------            -----------
Non-interest expense
        Salaries and employee benefits ............................                    575                    481
        Occupancy .................................................                    201                    127
        Furniture and equipment ...................................                     88                     61
        Amortization of goodwill ..................................                     40                     38
        Other expense .............................................                    477                    354
                                                                               -----------            -----------
              Total non-interest expense ..........................                  1,381                  1,061
                                                                               -----------            -----------
              Income before income tax
              expense and minority interest .......................                    152                   (104)
Income tax expense ................................................                     89                    (11)
                                                                               -----------            -----------
        Income before minority interest ...........................                     63                    (93)
Minority interest .................................................                     --                      2
                                                                               -----------            -----------
        Net income ................................................            $        63            $       (91)
                                                                               ===========            ===========
Per share data
  Net income per share - basic and diluted                                     $      0.03            $     (0.08)
                                                                               ===========            ===========
  Weighted average shares outstanding                                            2,420,747              1,155,747
                                                                               ===========            ===========

The accompanying notes are an integral part of these financial statements.

          ADMIRALTY BANCORP, INC. AND SUBSIDIARY & PREDECESSOR COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER-SHARE DATA)
                                   (UNAUDITED)

                                                                  ADMIRALTY BANCORP, INC.                 PREDECESSOR
                                                                       AND SUBSIDIARY                       COMPANY
                                                           ----------------------------------------     ----------------
                                                                                 FOR THE PERIOD         FOR THE PERIOD
                                                              NINE MONTHS        JANUARY 22,1998        JANUARY 1,1998
                                                                 ENDED                THROUGH               THROUGH
                                                           SEPTEMBER 30, 1999    SEPTEMBER 30, 1998     JANUARY 21, 1998
                                                           ------------------    ------------------     ----------------
Interest income
        Loans ........................................          $     4,321          $     1,907           $       148
        Securities ...................................                  571                  664                    68
        Federal funds sold ...........................                  422                   95                    --
                                                                -----------          -----------           -----------
              Total interest income ..................                5,314                2,666                   216
                                                                -----------          -----------           -----------
Interest expense
        Deposits .....................................                1,510                  751                    71
        Borrowings ...................................                    1                   10                     5
                                                                -----------          -----------           -----------
              Total interest expense .................                1,511                  761                    76
                                                                -----------          -----------           -----------
              Net interest income ....................                3,803                1,905                   140
Provision for loan losses ............................                  304                  120                    --
                                                                -----------          -----------           -----------
              Net interest income after
              provision for loan losses ..............                3,499                1,785                   140
                                                                -----------          -----------           -----------
Non-interest income
        Service charges and fees .....................                  667                  426                    28
        Net gain (loss) on sale of securities ........                   --                  (39)                   --
        Gain on sale of loans ........................                   82                  314                    --
        Other income .................................                   40                   (4)                   12
                                                                -----------          -----------           -----------
              Total non-interest income ..............                  789                  697                    40
                                                                -----------          -----------           -----------
Non-interest expense
        Salaries and employee benefits ...............                1,647                  916                    39
        Occupancy ....................................                  614                  302                    29
        Furniture and equipment ......................                  274                  161                    11
        Amortization of goodwill .....................                  119                  102                    --
        Other expense ................................                1,315                  898                    52
                                                                -----------          -----------           -----------
              Total non-interest expense .............                3,969                2,379                   131
                                                                -----------          -----------           -----------
              Income before income tax
              expense and minority interest ..........                  319                  103                    49
Income tax expense ...................................                  200                   81                    --
                                                                -----------          -----------           -----------
        Income before minority interest ..............                  119                   22                    49
Minority interest ....................................                   --                   (3)                   (2)
                                                                -----------          -----------           -----------
        Net income ...................................          $       119          $        19           $        47
                                                                ===========          ===========           ===========
Per share data
  Net income per share - basic and diluted ...........          $      0.05          $      0.02
                                                                ===========          ===========
  Weighted average shares outstanding ................            2,420,747            1,151,901
                                                                ===========          ===========

The accompanying notes are an integral part of these financial statements.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                                   FOR THE PERIOD
                                                                                                                  JANUARY 22, 1998
                                                                                            NINE MONTHS ENDED         THROUGH
                                                                                            SEPTEMBER 30, 1999   SEPTEMBER 30, 1999
                                                                                            ------------------   ------------------
Operating activities
        Net income ....................................................................          $    119           $     19
        Adjustments to reconcile net income to net cash provided by
          (used in) operating activities
          Minority interest in net income .............................................                --                  4
          Provision for loan losses  ..................................................               304                120
          Depreciation and amortization ...............................................               395                222
          Amortization, net of accretion, of investment securities ....................                17                 --
          Loss on sales of securities .................................................                --                 39
          Gain on sales of loans ......................................................               (83)              (314)
          Gain on sales of premises and equipment .....................................               (22)                --
          Gain on sales of other real estate owned ....................................                (4)                --
          Increase in other assets ....................................................              (351)              (464)
          (Increase) decrease in other liabilities ....................................               (44)               687
          Decrease in income taxes receivable .........................................               169                 --
                                                                                                 --------           --------
              Net cash provided by operating activities ...............................               500                313
                                                                                                 --------           --------
Investing activities
        Proceeds from maturities of investment securities
          available for sale ..........................................................             2,399             10,747
        Proceeds from maturities of investment securities
          held to maturity ............................................................               114                 --
        Proceeds from sales of investment securities available for sale ...............                --              2,916
        Purchases of investment securities available for sale .........................            (2,499)            (5,171)
        Purchases of investment securities held to maturity ...........................            (8,223)                --
        Purchase of Federal Reserve Bank & FHLB stock .................................               (89)              (169)
        Net loan originations and principal collections on loans ......................           (43,478)           (12,151)
        Proceeds from loan sales ......................................................             1,299              2,513
        Proceeds from sale of premises and equipment ..................................                24                 --
        Proceeds from sales of other real estate owned ................................                12                 --
        Purchase of premises and equipment, net .......................................              (798)               (45)
        Payment for purchase of Company, net of cash acquired .........................                --             (2,882)
                                                                                                 --------           --------
          Net cash used in investing activities .......................................           (51,239)            (4,242)
                                                                                                 --------           --------
Financing activities
        Net increase in deposits ......................................................            45,713              5,483
        Net decrease in securities sold under agreements to
          repurchase and other borrowings .............................................                --             (4,582)
        Collection of subscription receivable .........................................                --                205
        Payment to purchase minority interest .........................................                --               (358)
        Proceeds from issuance of common stock - net of costs .........................                --             10,115
                                                                                                 --------           --------
          Net cash provided by financing activities ...................................            45,713             10,863
                                                                                                 --------           --------
Net (decrease) increase in cash and cash equivalents ..................................            (5,026)             6,934

Cash and cash equivalents, beginning of period ........................................            17,296              7,845
                                                                                                 --------           --------
Cash and cash equivalents, end of period ..............................................          $ 12,270           $ 14,779
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

On January 22, 1998, Admiralty Bancorp, Inc. acquired White Eagle Financial Group, Inc. ("WEFG" or "the Predecessor Company"). In connection with the transaction, Admiralty Bancorp (N.J. corporation) was merged into WEFG (the Change In Control) and WEFG then changed its name to Admiralty Bancorp, Inc. In connection with the transaction, a new board of directors was elected and new management was subsequently appointed. The transaction was accounted for under the purchase method of accounting and accordingly the results of operations for the period ended September 30, 1998, include only the results of operations of the Predecessor Company from the date of acquisition, January 22, 1998. Prior to the Change In Control and the Company's Public Offering, the Predecessor Company was a privately held institution. Accordingly, the Predecessor Company's operations for the first 21 days of 1998 are presented separately.

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

The following table sets forth the components of the Company's comprehensive income:

                                                                                         FOR THE PERIOD
                                                                      NINE MONTHS        JANUARY 22,1998
                                                                         ENDED               THROUGH
                             (UNAUDITED)                           SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                            (IN THOUSANDS)                         ------------------   ------------------
Net Income                                                               $ 119                $  19

Other comprehensive income, net of tax -
    Unrealized gains on securities
      Unrealized holding (losses) gains arising during period             (118)                  13
    Less:  reclassification adjustment for
      realized gains included in net income                                 --                   --
                                                                         -----                -----
Comprehensive income                                                     $   1                $  32
                                                                         =====                =====

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

The following table illustrates the reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the periods ended September 30, 1999, and 1998:

                                                                                                                  FOR THE PERIOD
                                                                                              NINE MONTHS        JANUARY 22, 1998
                                                       THREE MONTHS ENDED                        ENDED                THROUGH
                                             SEPTEMBER 30, 1999   SEPTEMBER 30, 1998       SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                                             ------------------   ------------------       ------------------   ------------------
Net income                                      $    63,000            $   (91,000)            $   119,000            $    19,000

Weighted average shares                           2,420,747              1,155,747               2,420,747              1,151,901

Basic and Diluted earnings per Share            $      0.03            $     (0.08)            $      0.05            $      0.02


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

NOTE D - INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and fair value of investment securities and mortgage-backed securities as of September 30, 1999 are as follows:

-------------------------------- -------------------- -------------------- -------------------- --------------------
                                                       GROSS UNREALIZED     GROSS UNREALIZED
-------------------------------- -------------------- -------------------- -------------------- --------------------
                                   AMORTIZED COST            GAINS               LOSSES             FAIR VALUE
-------------------------------- -----------------------------------------------------------------------------------
SEPTEMBER 30, 1999                                                 (IN THOUSANDS)
-------------------------------- -------------------- -------------------- -------------------- --------------------
AVAILABLE FOR SALE:
-------------------------------- -------------------- -------------------- -------------------- --------------------
U.S. Government and Agency
securities                             $6,999                 $0                  $(138)               $6,861
-------------------------------- -------------------- -------------------- -------------------- --------------------
Mortgaged-backed securities             2,455                  1                    (47)                2,409
-------------------------------- -------------------- -------------------- -------------------- --------------------
Other  securities                          14                  0                      0                    14
                                        -----                  -                      -                    --
-------------------------------- -------------------- -------------------- -------------------- --------------------
SUB-TOTAL                              $9,468                 $1                  $(185)               $9,284
                                       ------                 --                  -----                ------
-------------------------------- -------------------- -------------------- -------------------- --------------------
HELD TO MATURITY:
-------------------------------- -------------------- -------------------- -------------------- --------------------
U.S. Government and Agency             $1,000                 $0                   $(16)                 $984
securities
-------------------------------- -------------------- -------------------- -------------------- --------------------
Mortgage Backed Securities              7,109                  0                    (63)                7,046
                                        -----                  -                    ---                 -----
-------------------------------- -------------------- -------------------- -------------------- --------------------
Sub-Total                               8,109                  0                    (79)                8,030
                                 -      -----                  -                    ---                 -----
-------------------------------- -------------------- -------------------- -------------------- --------------------
Total                                 $17,577                 $1                  $(264)              $17,314
                                      =======                 ==                  =====               =======
-------------------------------- -------------------- -------------------- -------------------- --------------------

The amortized cost and fair value of investment and mortgage-backed securities as of December 31, 1998 are as follows:

-------------------------------- -------------------- -------------------- -------------------- --------------------
                                                       GROSS UNREALIZED     GROSS UNREALIZED
-------------------------------- -------------------- -------------------- -------------------- --------------------
                                   AMORTIZED COST            GAINS               LOSSES             FAIR VALUE
-------------------------------- -------------------- -------------------- -------------------- --------------------
DECEMBER 31, 1998                                                  (IN THOUSANDS)
-------------------------------- -----------------------------------------------------------------------------------
AVAILABLE FOR SALE:
-------------------------------- -------------------- -------------------- -------------------- --------------------
U.S. Government and Agency             $ 4,500                $ 1                 $ (4)               $ 4,497
securities
-------------------------------- -------------------- -------------------- -------------------- --------------------
Mortgaged-backed securities              4,870                 11                   (1)                 4,880
-------------------------------- -------------------- -------------------- -------------------- --------------------
Other securities                            14                  0                    0                     14
-------------------------------- -------------------- -------------------- -------------------- --------------------
TOTAL                                  $ 9,384               $ 12                 $ (5)               $ 9,391
                                       =======               ====                 ====                =======
-------------------------------- -------------------- -------------------- -------------------- --------------------

The carrying value of securities pledged to secure deposits and for other purposes required or permitted by law amounted to approximately $500 thousand and $-0- at September 30, 1999 and December 31, 1998, respectively.

NOTE E - LOANS

The following schedule presents the components of loans, net of unearned income, by type, as of September 30, 1999 and December 31, 1998.

                                                         SEPTEMBER 30, 1999                 DECEMBER 31, 1998
                                                         ------------------                 -----------------
                                                                        (DOLLARS IN THOUSANDS)
                                                     AMOUNT             PERCENT         AMOUNT             PERCENT
                                                     ------             -------         ------             -------
Real Estate
Non-Residential Properties ................           54,786               61%           30,292               64%

Commercial and Industrial .................          $17,331               20%          $10,557               22%

Residential Properties ....................            9,313               10%            3,694                8%

Construction ..............................            6,522                7%            1,912                4%

Consumer ..................................            1,740                2%              959                2%
                                                     -------                --          -------                --
Total Loans ...............................           89,692              100%           47,414              100%

less:  allowance for loan losses ..........              922                                602
                                                     -------                            -------
Total loans, net ..........................          $88,770                            $46,812
                                                     =======                            =======

         Changes in the allowance for loan losses are as follows:

                                                         FOR THE PERIOD
                                                        JANUARY 22, 1998
                                  NINE MONTHS ENDED          THROUGH
                                  SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                  ------------------    ------------------
                                         (DOLLARS IN THOUSANDS)
                                         ----------------------
Balance at beginning of year            $ 602                $ 378
Provision for loan losses                 304                  120
Charge-offs                               (52)                 (70)
Recoveries                                 68                   16
                                        -----                -----
Ending Balance                          $ 922                $ 444
                                        =====                =====
Ratio of net charge-offs to
average loans outstanding               -0.02%                0.21%

Balance of allowance as a % of
loans at period end                      1.03%                1.33%


         Loans with unpaid principal balances of $195 thousand and $109 thousand were 90 days or more contractually delinquent or on nonaccrual status at September 30, 1999 and December 31, 1998, respectively.

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

The current management team and board of directors of the Company acquired the Company on January 22, 1998, (the "Change In Control"). Prior to the Change In Control and the Company's public offering, the Company was a privately held institution (the "Predecessor Company"). The Company's historic financial statements included in this filing for the nine (9) months ended September 30, 1998, do not include the first 21 days of operations in January of 1998, prior to the Change In Control. However, to ensure comparability with current year periods, the income statement data discussed for the nine months ended September 30, 1998, are based upon pro forma data for the Company after the Change In Control and the Predecessor Company during 1998 prior to the Change In Control.

                              RESULTS OF OPERATIONS

         Three Months Ended September 30, 1999 and September 30, 1998.

For the quarter ended September 30, 1999, the Company generated net income of $63 thousand, an increase from a net loss of $91 thousand for the third quarter of 1998.

At September 30, 1999, the Company's total assets reached $126.4 million, an increase of 56.5% over total assets at December 31, 1998. The Company's net loans totaled $88.8 million, an increase of 89.6% over net loans at December 31, 1998, and the Company's deposits totaled $106.4 million, an increase of 75.3% over total deposits at December 31, 1998.

INTEREST INCOME. Total interest income increased $1.1 million, or 109.2%, to $2.1 million for the quarter ended September 30, 1999 from $1.0 million for the same period of 1998. This increase in interest income primarily relates to increases in the Company's average balance of earning assets, partially offset by a decrease in average rates. Average balances increased by $51.2 million for loans, $4.7 million for federal funds sold and $4.1 million for investment securities. The average yield on the loan portfolio decreased to 9.0% from 11.3%, and the average yield on federal funds sold decreased to 5.0% from 5.6% in 1999 as compared to 1998 reflecting lower current market rates of interest. The average yield on investment securities, including Federal Reserve Bank and FHLB stocks, remained relatively flat at 6.1% in 1999 from 6.0% in 1998. During the three months ended September 30, 1999, as the Company's asset mix continued to shift toward a greater percentage of loans newly originated in a lower rate environment, the net yield on the Company's interest earning assets decreased to 8.2% from the 9.3% earned during the three months ended September 30, 1998.

INTEREST EXPENSE. The Company's interest expense for the third quarter of 1999 increased $381 thousand, or 137.2%, to $658 thousand from $277 thousand for the same period last year. The increase in interest expense reflects a 125.0% increase in average interest bearing liabilities at September 30, 1999, as compared to the same period in 1998. The average balance of time deposits, money market deposits and NOW deposits increased by $7.2 million, $27.5 million and $4.2 million respectively in the third quarter of 1999 as compared to the same period in 1998. The increase in money market deposit accounts reflects the success of our tiered rate money market account which offers rates based upon the size of the customer's account balance. In addition, the average balance of the Company's non-interest bearing demand deposits increased by $14.2 million, to $25.3 million for the three months ended September 30, 1999 from $11.0 million for the three months ended September 30, 1998. The Company's average cost of funds for the three months ended September 30, 1999, increased to 3.7% from 3.6% compared to the comparable period of 1998.

NET-INTEREST INCOME. Net interest income for the three months ended September 30, 1999, increased by $574 thousand, or 83.8%, over the same period last year. The Company's net interest spread decreased 127 basis points to 4.46% for the three months ended September 30, 1999, from 5.73% for the comparable period of 1998.

PROVISION FOR LOAN LOSSES. The increase in the provision for loan losses for the three months ended September 30, 1999, compared to the comparable period of 1998 is reflective of the significant growth in the loan portfolio in the third quarter 1999 compared to minimal growth in the same period the prior year. The Company's expense for provision for loan losses maintained the reserve at a level management believes appropriate in light of the Company's lending activities, the quality of the loan portfolio, historical experience, volume and type of lending conducted by the Company, the status of past due and nonperforming loans, the general economic conditions of the Company's lending area and other factors affecting collectibility of the Company's loan portfolio. The provision for the three months ended September 30, 1999 was due to growth, primarily in the non-residential real estate and commercial and industrial loan portfolios. The Company had net charge-offs of $8 thousand and did not experience any material change in its level of classified loans during the three month period. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, the financial status of borrowers and regulatory requiements.

NON-INTEREST INCOME. For the third quarter of 1999, total non-interest income increased by $3 thousand, or 1.1%, over the same period of last year. The increase includes a $91thousand increase from additional service charges and fees primarily resulting from growth in the deposit portfolio and a reduction of $86 thousand on gain on sale of loans due to a lower volume of loans sold in the three months ended September 30, 1999 versus the same period in 1998.

NON-INTEREST EXPENSE. For the three month period ended September 30, 1999, the Company experienced increases in its non-interest expenses over non-interest expense for the comparable period of 1998. For the three month period ended September 30, 1999, the Company's total non-interest expense was $1.4 million, compared to total non-interest expense of $1.1 million for the 1998 period. The increase in non-interest expense in the three month period of 1999 reflects increased compensation and employee benefit expense as the Company hired a new senior management team, including Ward Kellogg, the Company's new president and his team of community bankers beginning in July of 1998. Full time equivalent employees increased from 42 at September 30, 1998, to 51 at September 30, 1999, reflecting increases necessary both to administer the Company's growing loan and deposit portfolios and to staff the Boca Raton office. The Company incurred an increase in occupancy and furniture and fixture expenses as the Company opened its fourth office, in Boca Raton, Florida and relocated its Jupiter office to larger, more modern quarters. Goodwill amortization totaled $40 thousand and $38 thousand for the three month periods ended September 30, 1999, and 1998 respectively. The Company also experienced the following increases in other non-interest expenses related primarily to its growth: insurance expense increased $12.1 thousand, or 96.6%, data processing fees increased $16.7 thousand, or 23.3%, telephone expense increased $12.6 thousand, or 94.3%, audit expense increased $28.8 thousand or 186.7%, and legal fees increased $34 thousand, or 220.2%.

INCOME TAXES. Income tax expense increased to $89 thousand for the quarter ended September 30, 1999, compared to a tax credit of $11 thousand for the same period last year, primarily due to an increase in pretax accounting income. Non-deductible expenses for goodwill amortization and the establishment of a deferred tax valuation allowance have resulted in an unusually high effective tax rate for the third quarter of 1999 of 59%.

          Nine Months Ended September 30, 1999 and September 30, 1998.

INTEREST INCOME. Total interest income increased $2.4 million, or 84.4%, to $5.3 million for the nine month period ended September 30, 1999 from $2.9 million for the same period of 1998. This increase in interest income primarily relates to increases in the Company's average balance of earning assets, partially offset by a decrease in average rates. Average balances increased by $37.7 million for loans and $9.4 million for federal funds sold and decreased by $3.0 million for investment securities. The average yield on the loan portfolio decreased to 9.1% from 10.6%, the average yield on federal funds sold decreased to 4.8% from 5.5% and the average yield on investment securities, including Federal Reserve Bank and FHLB stock, decreased to 5.9% from 6.2% in 1999 as compared to 1998 reflecting lower market rates of interest. During the nine month period ended September 30, 1999, as the Company's asset mix continued to shift toward a greater percentage of loans newly originated in a lower rate environment, the net yield on the Company's interest earning assets decreased to 8.0% from the 8.7% earned during the nine months ended September 30, 1998.

INTEREST EXPENSE. The Company's interest expense for the period ended September 30, 1999, increased $674 thousand, or 80.5%, to $1.5 million from $837 thousand for the same period last year. The increase in interest expense reflects a 84.5% increase in average interest bearing liabilities at September 30, 1999, as compared to the same period in 1998 offset by a decrease in rates and a shift in the Company's deposit gathering philosophy, away from time deposits and toward lower rate transactional accounts. The average balance of time deposits, money market deposits and NOW deposits increased by $6.5 million, $14.7 million and $5.0 million, respectively, in the period ended September 30, 1999, as compared to the same period in 1998. In addition, the average balance of the Company's non-interest bearing demand deposits increased by $11.3 million, to $22.5 million for the nine months ended September 30, 1999, from $11.2 million for the nine months ended September 30, 1998. The changes to the Company's deposit portfolio reduced the Company's average cost of funds for the nine months ended September 30, 1999, to 3.6%, compared to a 3.7% average cost of funds for the comparable period in 1998.

NET-INTEREST INCOME. Net interest income for the nine months ended September 30, 1999, increased by $1.8 million, or 86.0%, over the same period last year. The Company's net interest spread decreased 59 basis points to 4.48% for the nine months ended September 30, 1999 from 5.07% for the comparable period of 1998.

PROVISION FOR LOAN LOSSES. The increase in the provision for loan losses for the nine months ended September 30, 1999 compared to the comparable period of 1998 is reflective of the significantly greater growth in the loan portfolio during 1999 as compared to the same period the prior year. The Company's expense for provision for loan losses maintained the reserve at a level management believes appropriate in light of the Company's lending activities, the quality of the loan portfolio, historical experience, volume and type of lending conducted by the Company, the status of past due and nonperforming loans, the general economic conditions of the Company's lending area and other factors affecting collectibility of the Company's loan portfolio. The provision for the nine months ended September 30, 1999 was due to growth, primarily in the non-residential real estate and commercial and industrial loan portfolios. The Company had net recoveries of $16 thousand and did not experience any material change in its level of classified loans during the nine month period. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, the financial status of borrowers and regulatory requirements.

NON-INTEREST INCOME. For the first nine months of 1999, total non-interest income increased by $52 thousand, or 7.0%, over the same period of last year. The increase includes a $212 thousand increase in service charges and fees. The significant changes in the service charges and fees is primarily composed of the following: a $248 thousand, or 159%, increase in service charges on deposits, a $22 thousand, or 211%, increase in wire transfer fees, a reduction of $24 thousand, or 12%, in serviced loan fees and a reduction of $26 thousand, or 100%, in loan funding fees due to the cessation of a residential loan origination and sale program. The Company also experienced a $39 thousand dollar loss on sale of securities in 1998 compared to no losses on sales of securities in 1999, a reduction of $231 thousand from gains from the sales of loans due to a lower volume of SBA loan sales in 1999 and a $22 thousand gain on sale of assets in 1999 compared with no gains in 1998.

NON-INTEREST EXPENSE. The Company's non-interest expense for the nine month period ended September 30, 1999 increased over non-interest expense for the comparable period of 1998. For the period ended September 30, 1999, the Company's total non-interest expense was $4.0 million, compared to total non-interest expense of $2.5 million for the 1998 period. The increase in non-interest expense in the nine month period of 1999 reflects increased compensation and employee benefit expense as the Company hired a new senior management team, including Ward Kellogg, the Company's new president and his team of community bankers. Full time equivalent employees increased from 42 at September 30, 1998 to 51 at September 30, 1999, reflecting increases necessary both to administer the Company's growing loan and deposit portfolios and to staff the Boca Raton office. The Company incurred an increase in occupancy and furniture and equipment expenses as the Company opened its fourth office, in Boca Raton, Florida, and relocated its Jupiter office to larger, more modern quarters. Goodwill amortization totaled $119 thousand and $102 thousand for the nine month periods ended September 30, 1999, and 1998 respectively. The Company also experienced the following increases in other non-interest expenses related primarily to its growth: insurance expense increased $50.7 thousand, or 187.3%, data processing fees increased $77.3 thousand, or 43.7%, legal fees increased $54.0 thousand, or 87.2%, telephone expense increased $36.6 thousand, or 83.3%, stationery and supplies increased $34.8 thousand, or 67.7%, and audit expense increased $61.8 thousand, or 139.8%.

INCOME TAXES. Income tax expense increased to $200 thousand for the period ended September 30, 1999, from $81 thousand for the same period last year, primarily due to an increase in pretax accounting income. Non-deductible expenses for goodwill amortization and the establishment of a deferred tax valuation allowance have resulted in the unusually high effective tax rate for the nine months ended September 30, 1999 of 63%.

                               FINANCIAL CONDITION

                September 30, 1999 compared to December 31, 1998

Total assets increased to $126.4 million, an increase of $45.6 million, or 56.5%, from total assets of $80.7 million at December 31, 1998. Increases in total assets included increases of $42.0 million in net loans, $8.1 million in investment securities held to maturity, and $521 thousand in premises and equipment, net of accumulated depreciation. Federal funds sold decreased $7.6 million.

The $42.0 million increase in net loans is comprised primarily of $6.8 million in commercial loans, $24.5 million in non-residential real estate loans, $5.6 million in residential real estate loans, and $4.6 million in construction loans. The increase is the result of the new management team's efforts to attract new business and expand relationships with existing customers.

At September 30, 1999, cash and due from banks increased $2.6 million to accommodate the Company's growth and as a result of the accumulation of cash in preparation for the year 2000 calendar date change. Federal funds sold decreased by $7.6 million from December 31, 1998. The decrease is attributable primarily to the Company's loan and investment portfolio growth outpacing deposit growth during the period. Accrued interest receivable increased $352 thousand as a result of growth in the loan and investment portfolios. Federal Reserve Bank
(FRB) stock and Federal Home Loan Bank (FHLB) stock increased as the result of purchases of additional FHLB stock in compliance with the FHLB's membership requirements. The Company's net investment in premises and equipment increased $521 thousand primarily as a result of the build out and opening of its new Boca Raton branch.

Total deposits increased 75.3%, from $60.7 million at December 31, 1998, to $106.4 million at September 30, 1999. Average total deposits increased $33.9 million for the nine months ended September 30, 1999 over the twelve months ended December 31, 1998. Within the deposit portfolio, the Company has sought to de-emphasize higher rate time deposits and emphasize business related deposit accounts. As a result of this strategy, time deposits as a percentage of total average deposits decreased from 33.7% to 26.2%, while money market accounts increased from 16.7% to 27.7% of average total deposits. NOW accounts decreased from 15.7% to 14.6% of average total deposits and non-interest bearing demand deposits remained relatively stable at 28.8% of average total deposits.

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

Non-accrual loans increased to $195 thousand at September 30, 1999 from $109 thousand at December 31, 1998. The balance represents two loans, one with a balance of $109 thousand which was placed on non-accrual status during December 1998. The Bank initiated foreclosure proceedings and the borrower subsequently filed Chapter 13 bankruptcy. Management believes the loan is adequately secured and does not anticipate that the Company will incur a material loss on this credit. The second loan, with a balance of $86 thousand, was placed on non-accrual status during September 1999. The loan is secured by restaurant equipment and a personal guaranty. The borrower filed bankruptcy and management expects word from the trustee on the disposition of this debt during the fourth quarter 1999.

The following table sets forth information concerning risk elements in the Company's portfolio:

-------------------------------------------- ---------------------------------- ---------------------
                                                        (UNAUDITED)
                                                       SEPTEMBER 30                 DECEMBER 31
-------------------------------------------- -------------------- ------------- ---------------------
          (DOLLARS IN THOUSANDS)                    1999              1998              1998
                                                    ----              ----              ----
-------------------------------------------- -------------------- ------------- ---------------------
Non-accrual loans                                   $ 195            $ 642             $ 109
-------------------------------------------- -------------------- ------------- ---------------------
Other real estate owned                                 0               24                 8
                                                    -----            -----             -----
-------------------------------------------- -------------------- ------------- ---------------------
Total non-performing assets (1)                     $ 195            $ 666             $ 117
                                                    =====            =====             =====
-------------------------------------------- -------------------- ------------- ---------------------
Non-accrual loans to total loans                    0.22%            1.92%             0.23%
-------------------------------------------- -------------------- ------------- ---------------------
Non-performing assets to total assets               0.15%            1.03%             0.14%
-------------------------------------------- -------------------- ------------- ---------------------
Allowance for possible loan losses as a
percentage of non-performing assets                472.82%           66.67%           514.94%
-------------------------------------------- -------------------- ------------- ---------------------

(1) No loans were past due more than 90 days and still accruing interest for any of the periods presented.

ALLOWANCE FOR LOAN LOSSES

The Company attempts to maintain an allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance. Risks within the portfolio are analyzed on an on going basis by our officers, by outside, independent loan review auditors and by our Directors' Loan Committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess the risk and appropriate reserves. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. Additions to the allowance are made by provisions charged to expense and the allowance is reduced by net charge-offs (i.e., loans judged to be uncollectible and charged against the reserve, less any recoveries on such loans). Although management attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions. In addition, various regulatory agencies periodically review the Company's allowance for loan losses. These agencies may require the Company to take additional provisions based on their judgements about information available to them at the time of their examination.

At September 30, 1999, the allowance for loan losses was $922 thousand, an increase of $320 thousand, or 53.2%, from the $602 thousand at year-end 1998. During the nine months ended September 30, 1999 the Company had charge-offs of $52 thousand, recoveries of $68 thousand and provided a loan loss provision of $304 thousand.

INVESTMENT SECURITIES

At September 30, 1999, the Company's investment securities portfolio, both held to maturity and available for sale, totaled $17.4 million, an increase of $8.0 million, from total investment securities of $9.4 million at December 31, 1998. At September 30, 1999, $9.3 million of the Company's investment securities were classified as available for sale and $8.1 million were classified as held to maturity. All of the Company's securities portfolio of $9.4 million at December 31, 1998 was classified as available for sale. As the mortgage backed securities have paid down the funds have been reinvested in mortgage backed securities and U.S. Government and agency securities.

LIQUIDITY

Net cash provided by the Company's operating activities was $500 thousand in the first nine months of 1999 compared to $313 thousand for the nine months ended September 30, 1999 and 1998 respectively.

Net cash used in investing activities was $51.2 million in the period ended September 30, 1999 compared to $4.2 million in the comparable period of 1998. The Company used $8.2 million for net investment securities in 1999, while in 1998 it received cash of $8.5 million from its securities portfolio. Additionally, the Company used $42.2 million and $9.6 million for net loans and loan sales in the first nine months of 1999 and 1998, respectively. Also during 1998, the Company used $2.9 million for the purchase of the Predecessor Company.

Net cash provided by the Company's financing activities was $45.7 million in the first nine months of 1999, and $10.9 million in the comparable period of 1998. The increase in 1999 was due to an increase in deposits. Net deposits provided an increase $45.7 million in 1999 compared to $5.5 million in the first nine months of 1998. Additionally, in 1998 the Company used $4.6 million to repay borrowings and received $10.1 million in net proceeds on the sale of common stock.

As a state chartered commercial bank, the Bank is required to maintain a daily liquidity position equal to at least 15 percent of its total transaction accounts and eight percent of its total nontransaction accounts, less those deposits of public funds for which security has been pledged. As of September 30, 1999, the Bank had a liquidity ratio of 27 percent which was adequate to meet the statutory requirement. The primary source of the Bank's liquidity is federal funds sold - overnight loans to major commercial banks. At September 30, 1999, federal funds sold totaled $5.7 million. Funds not required to meet loan and deposit demand were invested primarily in mortgage backed, U.S. Government and Agency securities. The Bank considers these investments to be secondary sources of liquidity. The Bank's investment securities classified as available for sale had a carrying value of $9.3 million at September 30, 1999.

An additional external source of liquidity is an unsecured $4 million federal funds line of credit the Bank has established through one of its correspondent banks. The Company drew up to $3.5 million on this line during September 1999 when loan growth outpaced deposit growth.

CAPITAL RESOURCES

Total stockholders' equity remained relatively stable at $19.5 million at September 30, 1999. September 30, 1999 equity was affected by net income of $119 thousand offset by a $118 thousand increase in the unrealized holding loss on securities held available for sale.

At September 30, 1999, the Bank exceeded all regulatory capital requirements as follows:

          CAPITAL ADEQUACY
       (DOLLARS IN THOUSANDS)

                                                                                         TO BE WELL CAPITALIZED
                                                                   FOR CAPITAL           UNDER PROMPT CORRECTIVE
                                             ACTUAL             ADEQUACY PURPOSES           ACTION PROVISIONS
                                      --------------------     -------------------       -----------------------
                                      AMOUNT         RATIO     AMOUNT        RATIO        AMOUNT          RATIO
                                      ------         -----     ------        -----        ------          -----
                                                              (DOLLARS IN THOUSANDS)
Total Capital
     (to risk weighted assets)       14,628          13.23%    > 8,288       > 8.00       > 10,359       > 10.00

Tier I Capital
     (to risk weighted assets)       13,706          14.12%    > 4,144       > 4.00       > 6,216        > 6.00

Tier I Capital
     (to average assets) .....       13,706          12.37%    > 4,433       > 4.00       > 5,541        > 5.00


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

    BUSINESS RESUMPTION PLANNING. During the quarter the Company tested its business resumption procedures to determine their effectiveness in allowing the Bank to operate in the event the service bureau is unable to provide processing after the Year 2000 calendar date change or should the service bureau not be available. As a result of the testing the planned procedures were modified and re-tested. As a result of the second test further modifications of the planned procedures were implemented and further testing is scheduled for October 1999.

     YEAR 2000 CASH DEMAND AND LIQUIDITY RISK. Among the uncertainties the Company faces in its Year 2000 preparation is the potential increase in demand for cash by its depositors. Consumers and businesses may react in unpredictable ways to real or perceived Year 2000 related problems and part of that reaction could include the demand for increased amounts of cash, to be available for routine purchases. Bank management has attempted to forecast and prepare for any such increased demand for currency. Management has adopted a strategy that it believes will allow the Company to safely maintain adequate currency to meet its customers cash demands. As of the end of September 1999, the Company has substantially completed its accumulation of cash in preparation for the year 2000 calendar date change. Should the demand exhaust the supply of cash, the Company could experience significant adverse effects in the form of a loss of customer confidence.

As noted in the Liquidity discussion, the Company has liquid assets in the form of $5.7 million in federal funds sold and $9.3 million in securities available for sale. Management believes these sources of liquidity are sufficient to allow the Company to continue to service its customer needs through the Year 2000 date change. If there is a widespread loss of confidence in the financial markets, and customer demands for cash exceed cash on hand, the Company could be adversely affected by its inability to convert these assets to cash or it may have to do so at a significant discount.

                            PART II OTHER INFORMATION

Item 1    LEGAL PROCEEDINGS

  The Company and the Bank are periodically involved in various legal proceedings as a normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3    DEFAULTS UPON SENIOR SECURITIES

  Not applicable

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted for a vote of shareholders during the period covered by this report.

Item 5    OTHER INFORMATION

  Not applicable

Item 6    EXHIBITS AND REPORT ON FORM 8-K

  (a)  Exhibits

          NUMBER           DESCRIPTION
          ------           -----------
            27             Financial Data Schedule

  (b)   Reports on Form 8-K

     On August 3, 1999, the Company filed a Form 8-K to report its second quarter earnings.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           ADMIRALTY BANCORP, INC.

Date:   November 5, 1999                     By: /S/ WARD KELLOGG
                                                --------------------------------
                                                WARD KELLOGG, President

Date:   November 5, 1999                     By: /S/ KEVIN M. SACKET
                                                --------------------------------
                                                KEVIN M. SACKET, Treasurer
                                                (Principal Financial Officer)

                                 EXHIBIT INDEX

   EXHIBIT            DESCRIPTION
   -------            -----------
     27               Financial Data Schedule