Form 10KSB
period 1999-12-31
ADMIRALTY BANCORP INC
filed 2000-03-28
CIK 1066808

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB
(MARK ONE)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO _______.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of January 28, 2000 was $18,660,325.

     For the fiscal year ended December 31, 1999, the Registrant had total revenues of $9.0 million.

     As of February 11, 2000, there were 2,733,459 shares of common stock, including both Class A and Class B shares of Common Stock, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                           10-KSB ITEM                                 DOCUMENT INCORPORATED
           ------------------------------------------ -------------------------------------------------------
Item 9.    Directors and Executive Officers of the    Proxy Statement for 2000 Annual Meeting of
           Company; Compliance with                   Shareholders to be filed no later than April 28, 2000.
           Section 16(a) of the Exchange Act.
Item 10.   Executive Compensation                     Proxy Statement for 2000 Annual Meeting of
                                                      Shareholders to be filed no later than April 28, 2000.
Item 11.   Security Ownership of Certain Beneficial   Proxy Statement for 2000 Annual Meeting of
           Owners and Management                      Shareholders to be filed no later than April 28, 2000.
Item 12.   Certain Relationships and Related          Proxy Statement for 2000 Annual Meeting of
           Transactions                               Shareholders to be filed no later than April 28, 2000.

================================================================================

                                     PART I

ITEM 1.--DESCRIPTION OF BUSINESS

GENERAL

     Admiralty Bancorp, Inc. ("Admiralty" or the "Company") is a one bank holding company incorporated under the laws of Delaware and a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company is a holding company for Admiralty Bank, a Florida state chartered commercial bank and member of the Federal Reserve System (the "Bank"). The Bank operates through its main office located in Palm Beach Gardens, Florida and four branch offices located in Boca Raton, Juno Beach, Jupiter, and it's recently opened office in Melbourne, Florida.

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

BUSINESS OF THE COMPANY

     The Company conducts a traditional commercial banking business and offers services including personal and business checking accounts and time deposits, money market accounts and regular savings accounts. The Company structures its specific services and charges in a manner designed to attract the business of
(i) small and medium-sized businesses, and the owners and managers of these entities; (ii) professionals and middle managers of locally-based corporations; and (iii) individuals residing, working and shopping in the Palm Beach, Broward and Brevard Counties, Florida trade area serviced by the Company. The Company engages in a wide range of lending activities and offers commercial, consumer, residential and non-residential mortgage and construction loans.

     On March 11, 2000, the Company became a financial holding company under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "Modernization Act"). See "Recent Regulatory Enactments and Proposals." This status permits the Company to undertake financial activities which need not be closely related to banking, such as insurance brokerage activities. Under the Modernization Act, the Company's bank subsidiary must remain "well capitalized" (i.e. have a leveraged capital ratio of 5% or greater and a risk based capital ratio of 10% or greater) and well managed, or the Company could be required to divest itself of its non-banking activities. In addition, the Company must maintain a rating of "satisfactory" or better under the Community Reinvestment Act. The Company intends to seek alliances with an insurance agency, and perhaps other financial service providers, as a way to enhance non-interest income.

SERVICE AREA

     The Company's service area primarily consists of Palm Beach, Broward and Brevard Counties, Florida, although the Company makes loans throughout Florida. The Company operates through its main office in Palm Beach Gardens, Florida and branch offices in Boca Raton, Juno Beach, Jupiter and Melbourne, Florida.

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

EMPLOYEES

     At December 31, 1999, the Company employed 49 full-time employees and 4 part-time employees. None of these employees is covered by a collective bargaining agreement and the Company believes that its employee relations are good.

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

     The BHCA has been substantially amended by the Gramm-Leach-Bliley Financial Modernization Act of 1999. See "Recent Regulatory Enactments and Proposals." The portion of the Gramm-Leach-Bliley Financial Modernization Act effecting the powers of the Company become effective March 11, 2000. Prior to the Gramm-Leach-Bliley Financial Modernization Act, the BHCA prohibited a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries, unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto.

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

     RECENT REGULATORY ENACTMENTS AND PROPOSALS. On November 12, 1999, the President signed the Gramm-Leach-Bliley Financial Modernization Act of 1999 into law. The Modernization Act will, among other things:

         /bullet/ allow bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of nonbanking activities than currently is permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies;

         /bullet/ allow insurers and other financial services companies to acquire banks or bank holding companies;

         /bullet/ remove various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and

         /bullet/ establish the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.


     This part of the Modernization Act will become effective on March 11, 2000. The Modernization Act also modifies other current financial laws, including laws related to financial privacy and community reinvestment. The new financial privacy provisions will generally prohibit financial institutions, including us, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure.

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

     Bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighting and loans secured by deposits in the Bank which carry a 20% risk weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes including general guarantees and standby letters of credit backing financial obligations are given a 100% risk-weighting. Transaction related contingencies such as bid bonds, standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk-weighting. Short term commercial letters of credit have a 20% risk-weighting and certain short-term unconditionally cancelable commitments have a 0% risk-weighting.

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

     INSURANCE OF DEPOSITS. The deposits of the Bank are insured up to applicable limits by the Bank Insurance Fund ("BIF") of the FDIC. Accordingly, the Bank is subject to deposit insurance assessments to maintain the BIF. Under the FDIC's insurance premium assessment system, each institution is assigned to one of nine assessment risk classifications based on its capital ratios and supervisory evaluations. The lowest risk institutions do not pay any insurance premium, while the highest risk institutions pay a premium assessed at the rate of .27% of domestic deposits. Each institution's classification under the system is re-examined semiannually. In addition, the FDIC is authorized to increase or decrease such rates on a semiannual basis. In addition to insurance premium assessments, under the Deposit Insurance Funds Act of 1996 (the "Deposit Act"), commercial banks like the Bank are required to pay a portion of the interest and principal owed on bonds issued by the Federal Financing Corporation ("FICO") to assist the thrift bailout in the mid- 1980's. BIF insured commercial banks like the Bank are assessed 2.12 basis points of their assessed deposits in satisfaction of this FICO payment, in addition to deposit insurance premiums. The Deposit Act also calls for the federal banking agencies to study the various financial institution charters and propose a single standard federal charter, thereby doing away with the separate bank and thrift charters. Management of the Company is not able to predict at this time whether the federal regulators will adopt a unified charter nor to predict the impact of any proposed change upon the Bank.

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

ITEM 2.--DESCRIPTION OF PROPERTY

     The Bank leases its main office in Palm Beach Gardens and its branch offices in Boca Raton, Juno Beach, Jupiter and Melbourne, Florida. In addition, the Bank maintains an operations center in North Palm Beach and has a lease on space in Lake Worth, Florida into which the operations center will be moving in April 2000. The Bank will attempt to sub-let the North Palm Beach space after the operations department moves to Lake Worth. The Bank's lease on this property expires July 31, 2001. The Bank is also leasing office space in Melbourne, Florida which is being used as a temporary branch while its permanent facility is being built out. The following table sets forth certain information regarding these leases:

            LOCATION                SQUARE FEET     MONTHLY RENTAL            TERM
--------------------------------   -------------   ----------------   -------------------
Boca Raton .....................       5,000           $ 12,274        November 30, 2008
Juno Beach .....................       2,508              4,348        December 31, 2000
Jupiter ........................       4,067              8,240         August 31, 2008
Lake Worth .....................       5,600              4,900         March 31, 2005*
Melbourne ......................       4,845              5,653       February 28, 2010#
Melbourne (temporary) ..........         462                975             Monthly
North Palm Beach ...............       1,800              1,908          July 31, 2001
Palm Beach Gardens .............       7,930             16,521        October 31, 2003


----------------
* Lease term is 60 months after receipt of certificate of occupancy which is expected to be April 2000.

# Lease term is 120 months after receipt of certificate of occupancy which is expected to be March 2000.

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

ITEM 4.--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of the Registrant's shareholders during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5.--MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since September 30, 1998, the Company's Class B common stock has been traded on the NASDAQ National Market under the symbol "AAABB". The following table shows the high and low bid prices for the Class B common stock as reported on the NASDAQ National Market for the fourth quarter of 1998 and each quarter of 1999. These quotations reflect inter-dealer prices, without retail market, mark-down or commission and may not represent actual transactions.

                                    HIGH          LOW
                                 ----------   ----------
   4th Quarter 1998 ..........    $  9.52      $  8.41
   1st Quarter 1999 ..........       8.64         7.09
   2nd Quarter 1999 ..........       9.18         7.09
   3rd Quarter 1999 ..........       7.86         6.64
   4th Quarter 1999 ..........       8.09         6.20

     The Company has not paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. In January 2000, the Company declared a 12.91% stock dividend on its Class B common stock.

     As of December 31, 1999, we had 70 record holders of our Class A Stock and 127 record holders of our Class B Stock. The Company believes there are approximately 1,200 beneficial stockholders.

ITEM 6A.--SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

     The current management team and board of directors of the Company acquired the Company on January 22, 1998 (the "Change In Control"). Prior to the Change In Control and the Company's public offering in the fall of 1998, the Company was a privately held institution (the "Predecessor Company"). The Company's historic financial statements included in this filing for the 12-months ended December 31, 1998 do not include the first 21-days of operations of the Company in January of 1998, prior to the Change In Control. To ensure comparability with prior year periods, the income statement data discussed in the Management Discussion and Analysis section hereof for the year ended December 31, 1998 are based upon pro forma data for the Company assuming the Change in Control had occurred on January 1, 1998. To assist in the review of the following management discussion and analysis, the Company is presenting the following selected information regarding the Company, which should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, and the Management's Discussion and Analysis section hereof. This selected financial data and other data for the 12-months ended December 31, 1998 were derived from the historical and pro forma data of the Company.

                                                                                                  AS OF OR FOR
                                                                               AS OF OR FOR      THE YEAR ENDED
                                                                              THE YEAR ENDED    DECEMBER 31, 1998
                                                                            DECEMBER 31, 1999    (PRO FORMA)(1)
                                                                           ------------------- ------------------
INCOME STATEMENT DATA:
Interest and dividend income .............................................      $  7,930            $4,249
Interest expense .........................................................         2,448             1,165
                                                                                --------            ------
Net interest and dividend income .........................................         5,482             3,084
Provision for loan losses ................................................           525               385
                                                                                --------            ------
Net interest and dividend income after provision for loan losses .........         4,957             2,699
                                                                                --------            ------
Non-interest income ......................................................         1,075               853
Non-interest expense .....................................................         5,396             3,990
                                                                                --------            ------
Income (loss) before income taxes ........................................           636              (438)
                                                                                --------            ------
Income tax expense .......................................................           384                --
Income before minority interest ..........................................           252              (438)
                                                                                --------            ------
Minority interest in net income of subsidiaries ..........................            --                (6)
                                                                                --------            ------
Net income ...............................................................      $    252            $ (444)
                                                                                ========            ======
PER COMMON SHARE DATA:
Net income--basic and diluted--Class A(2) ................................           n/a            $ 0.50
Net income--basic and diluted--Class B(2) ................................           n/a            $(1.06)
Net income--basic and diluted ............................................      $   0.09               n/a
Book value(3) ............................................................      $   7.16            $ 8.19
BALANCE SHEET DATA:
Total assets .............................................................      $139,962            $80,748
Total loans ..............................................................       100,857            47,414
Allowance for loan losses ................................................        (1,017)             (602)
Investment securities(4) .................................................        27,682            10,074
Goodwill, net ............................................................         3,540             3,834
Deposits .................................................................       110,273            60,718
Shareholders' equity .....................................................        19,574            19,502


                                                                                              AS OF OR FOR
                                                                           AS OF OR FOR      THE YEAR ENDED
                                                                          THE YEAR ENDED    DECEMBER 31, 1998
                                                                        DECEMBER 31, 1999    (PRO FORMA)(1)
                                                                       ------------------- ------------------
SELECTED OPERATING RATIOS:
Return on average assets .............................................          0.23%             (0.77%)
Return on average common equity ......................................          1.29%             (3.96%)
Net interest margin ..................................................          5.64%              6.21%
SELECTED CAPITAL AND ASSET
QUALITY RATIOS:
Equity/assets ........................................................         13.99%             19.51%
Non-accrual loans/total loans ........................................          0.15%              0.23%
Non-performing assets/total loans and other realestate owned .........          0.26%              0.25%
Allowance for loan losses/total loans ................................          1.01%              1.27%
Allowance for loan losses/non-performing assets ......................        388.17%            514.94%
Net charge-offs/average total loans ..................................          0.15%              0.56%


----------------
(1) Financial information for the year ended December 31, 1998 is based upon the Pro Forma Consolidated Income Statement for that time period which assumes the Change in Control occurred on January 1, 1998.

(2) For the year ended December 31, 1998, the Company reported earnings per share using the two class method of reporting due to differences in the dividend rights for the Class A and Class B common stock. In January 1999, the Board of Directors adopted a new dividend policy pursuant to which the Class A and Class B shares are treated equally, and the Company now reports earnings per share as if it had one class of stock outstanding.

(3) Book value per common share calculated by dividing the aggregate outstanding Class A common shares and Class B shares into total shareholders' equity at the respective dates.

(4) Investment securities include Federal Reserve Bank stock and Federal Home Loan Bank stock.

ITEM 6.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                                   OVERVIEW

     The current management team and board of directors of the Company acquired the Company on January 22, 1998, (the "Change In Control"). Prior to the Change In Control and the Company's public offering, the Company was a privately held institution (the "Predecessor Company"). The Company's historic financial statements included in this filing for the year ended December 31, 1998, do not include the first 21 days of operations in January of 1998, prior to the Change In Control. However, to ensure comparability with current year periods, the income statement data discussed for the year ended December 31, 1998, are based upon pro forma data for the Company assuming the Change in Control had occurred on January 1, 1998.

     On March 22, 1999, the Board of Directors resolved to treat both classes of the Company's stock equally, in terms of the amount of dividends declared and the form of payment of dividends. This resolution and new dividend policy was effective January 1, 1999. Accordingly, effective January 1, 1999, earnings per share is no longer being computed under the two class method.

     For the year ended December 31,1999 the Company generated net income of $252 thousand or $0.09 per share compared to a net loss of $444 thousand in 1998 which equates to earnings per share of $0.50 per Class A share and a loss of $1.06 per Class B share.

     At December 31, 1999, the Company's total assets reached $140.0 million, an increase of 73.3% over total assets at December 31, 1998, the Company's net loans totaled $99.8 million, an increase of 113.3% over net loans at December 31, 1998 and the Company's deposits totaled $110.3 million, an increase of 81.6% over total deposits at December 31, 1998. The increases are generally due to the Company's aggressive return to and penetration of its service area, both through its management team (which came to the Company in the second half of 1998) and through its new office locations.

     During 1999 management undertook an analysis of the Company's arrangement with an outside service provider to continue to provide data processing services and items processing services to the Bank. Management determined it would benefit the Company to bring these processes in house in order to gain economies of scale as the Bank grows which would not have been available as a serviced institution. In order to accommodate this transition the Company will lease a larger operations center, purchase computer equipment, communications equipment and items processing equipment, and buy licensing to the banking software package on which it currently operates. The costs of designing, acquiring and operating in the in house environment are not expected to significantly impact net income in 2000 and the Company should begin to benefit from the economies of scale in the following years as the total footings and the volume of transactions increase. As part of the migration to the in house system additional features will be added to the current system to provide enhanced services to our customers. The most significant addition will be the addition of internet banking capabilities which will allow customers to review their accounts and transfer between loan and deposit accounts through the internet. The internet banking module will be complimented by a bill paying module which will allow customers to pay bills through the internet. Many members of the Company's management team have experience with in house data and items processing and do not expect this migration to disrupt business.

                             RESULTS OF OPERATIONS

     The Company's results of operations depend primarily on its net interest income, which is the difference between the interest earned on its interest-earning assets and fees earned servicing loans which the Company has sold and the interest paid on funds borrowed to support those assets, such as deposits. In addition, the Company earns commission income in connection with sales of the guaranteed portion of loans originated under the Small Business Administration guaranteed loan program. Net interest margin is a function of the difference between the weighted average rate received on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, as well as the average level of interest- bearing assets as compared with that of interest-bearing liabilities. Net income is also affected by the amount of non-interest income and operating expenses.

                                  NET INCOME

     For the year ended December 31, 1999, the Company produced a net profit of $252 thousand, an increase of $696 thousand from a pro forma net loss of $444 thousand for the year ended December 31, 1998. The period to period increase in reported net income is attributable to an increase in the Company's net interest income partially offset by an increase in non-interest expenses as the Company incurred costs to enhance the value of its franchise and a reduction in the gain on sales of loans from those recognized in 1998.

INTEREST INCOME

     Total interest income increased $3.7 million, or 86.6%, to $7.9 million for the year ended December 31, 1999 from $4.2 million in 1998. This increase in interest income primarily relates to an increase in the Company's average balance of earning assets, partially offset by a decrease in average rates. Average balances increased by $42.5 million for loans, $1.4 million for investment securities and $3.5 million for federal funds sold. The average yield on the loan portfolio decreased to 9.1% from 10.7%, the average yield on investment securities, including Federal Reserve Bank and FHLB stock, increased to 6.1% from 5.8% and the average yield on federal funds sold decreased to 4.8% from 5.1% in 1999 as compared to 1998 reflecting lower market rates of interest on loans. During 1999, as the Company's asset mix continued to shift toward a greater percentage of loans newly originated in the current rate environment, the Company's yield on interest earning assets decreased to 8.2% from the 8.6% earned during 1998.

INTEREST EXPENSE

     The Company's interest expense for the year ended December 31, 1999, increased $1.3 million, or 110.1%, to $2.4 million from $1.1 million for 1998. The increase in interest expense reflects an 98.4% increase in average interest bearing liabilities during 1999 coupled with an increase in the average rate paid on interest bearing liabilities to 3.8% from 3.6% partially offset by a shift in the Company's deposit gathering philosophy, away from time deposits and toward lower rate transactional accounts. The average balance of time deposits, money market deposits and NOW deposits increased by $7.1 million, $18.6 million and $4.4 million, respectively, in 1999, as compared to 1998. During 1999 the average rate paid by the Company on its money market accounts increased to 4.1% from 2.8% in 1998. In addition, the average balance of the Company's non-interest bearing demand deposits increased by $10.8 million, to $23.8, from $13.0 million at December 31, 1998. The Company also entered into a repurchase agreement in 1999. The average balance of the repurchase agreement was $1.8 million at an average cost of 6.2%. The changes to the Company's deposit portfolio and entry into the repurchase agreement increased the Company's average cost of interest bearing liabilities to 3.8% for 1999 compared to 3.6% in 1998.

NET-INTEREST INCOME

     Net interest income increased by $2.4 million, or 77.8%, over 1998. The Company's net interest spread decreased 61 basis points to 4.4% for 1999 from 5.0% in 1998. The Company's net yield on interest earning assets decreased to 5.6% in 1999 from 6.2% in 1998.

                      COMPARATIVE AVERAGE BALANCE SHEETS

     The following table reflects the components of the Company's net interest income, setting forth for the periods presented herein, (1) average assets, liabilities and stockholders' equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company's net interest spread (i.e., the average yield on interest-earnings assets less the average rate on interest-bearing liabilities) and (5) the Company's net yield on interest-earning assets. Rates are computed on a tax equivalent basis.

                                                                        YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------------------------------------
                                                              1999                                  1998(1)
                                              -------------------------------------   -----------------------------------
                                                                           AVERAGE                                AVERAGE
                                                              INTEREST      RATES                    INTEREST      RATES
                                                 AVERAGE       INCOME/     EARNED/      AVERAGE       INCOME/     EARNED/
                                                 BALANCE       EXPENSE       PAID       BALANCE       EXPENSE      PAID
                                              ------------   ----------   ---------   -----------   ----------   --------
                                                                        (DOLLARS IN THOUSANDS)
ASSETS
Interest-Earning assets:
Due from banks ............................     $     14       $    1         5.1%      $    --       $   --        0.0%
Loans .....................................       71,470        6,479         9.1%       28,925        3,084       10.7%
Taxable investment securities(2) ..........       16,213          994         6.1%       14,842          866        5.8%
Federal funds sold ........................        9,425          456         4.8%        5,882          299        5.1%
                                                --------       ------                   -------       ------
Total interest earning assets .............       97,122       $7,930         8.2%       49,649       $4,249        8.6%
                                                               ------                                 ------
Non-interest earning assets ...............       11,838                                  8,190
Allowance for possible loan losses ........         (743)                                  (434)
                                                --------                                -------
  Total Assets ............................     $108,217                                $57,405
                                                ========                                =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
NOW deposits ..............................     $ 11,535       $   87         0.8%      $ 7,102       $   84        1.2%
Savings deposits ..........................        2,299           42         1.8%        2,315           42        1.8%
Money market deposits .....................       26,108        1,074         4.1%        7,541          212        2.8%
Time deposits .............................       22,308        1,115         5.0%       15,247          813        5.3%
Federal funds purchased ...................          291           17         5.8%          241           14        5.8%
Repurchase agreements .....................        1,819          113         6.2%           --           --        0.0%
                                                --------       ------                   -------       ------
Total interest-bearing liabilities ........       64,360       $2,448         3.8%       32,446       $1,165        3.6%
                                                               ------                                 ------
Non-interest bearing liabilities:
Demand deposits ...........................       23,823                                 13,028
Other liabilities .........................          528                                    732
                                                --------                                -------
Total non-interest bearing liabilities.....       24,351                                 13,760
                                                --------                                -------
Shareholders' equity ......................       19,506                                 11,199
                                                --------                                -------
Total liabilities and shareholders'
  equity ..................................      108,217                                $57,405
                                                ========                                =======
Net interest differential .................                                   4.4%                                  5.0%
                                                                              ===                                  ====
Net yield on interest earning assets ......                     5,482         5.6%                     3,084        6.2%
                                                               ======         ===                     ======       ====

----------------
(1) Financial information for the year ended December 31, 1998 is based upon the pro forma consolidated income statement for that time period which assumes the Change in Control occurred on January 1, 1998.

(2) Includes Federal Reserve Bank of Atlanta stock and Federal Home Loan Bank stock.

     The following table presents by category the major factors that contributed to the changes in net interest income for the periods presented. Amounts have been computed on a fully tax-equivalent basis.

                                               YEAR ENDED DECEMBER 31,
                                                 1999 VERSUS 1998(1)
                                          ----------------------------------
                                          INCREASE (DECREASE) DUE TO CHANGE
                                                          IN:
                                          ----------------------------------
                                           AVERAGE      AVERAGE
                                            VOLUME        RATE         NET
                                          ---------   -----------   --------
                                                    (IN THOUSANDS)
INTEREST INCOME:
Due from banks ........................    $   --      $      1      $    1
Loans .................................     4,536        (1,141)      3,395
Taxable investment securities .........        80            48         128
Federal funds sold ....................       180           (23)        157
                                           ------      --------      ------
Total interest income .................    $4,796      $ (1,115)     $3,681
                                           ------      --------      ------
INTEREST EXPENSE:
Federal funds purchased ...............    $    2      $     --           2
NOW deposits ..........................        52           (49)          3
Money market deposits .................       523           340         863
Time deposits .........................       377           (75)        302
Repurchase agreements .................        --           113         113
                                           ------      --------      ------
Total interest expense ................    $  954      $    329      $1,283
                                           ------      --------      ------
Net interest income ...................    $3,842      $ (1,444)     $2,398
                                           ======      ========      ======

----------------
(1) Financial information for the year ended December 31, 1998 is based upon the pro forma consolidated income statement for that time period which assumes the Change in Control occurred on January 1, 1998.

PROVISION FOR LOAN LOSSES

     The increase in the provision for loan losses for 1999 compared to 1998 is reflective of the significant growth in the loan portfolio during 1999 as compared to the prior year. The Company's provision for loan losses maintained the reserve at a level management believes appropriate in light of the Company's lending activities, the quality of the loan portfolio, historical experience, volume and type of lending conducted by the Company, the status of past due and nonperforming loans, the general economic conditions of the Company's lending area and other factors affecting collectibility of the Company's loan portfolio. The Company had net charge-offs of $110 thousand and did not experience any material change in its level of classified loans during 1999. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, the financial status of borrowers and regulatory requirements.

NON-INTEREST INCOME

     Total non-interest income increased by $222 thousand, or 26.0%, over last year. The increase includes a $304 thousand increase in service charges and fees. The significant changes in the service charges and fees is primarily composed of the following: a $319 thousand, or 126%, increase in service charges on deposits of which $240 thousand represents increased non-sufficient funds and overdraft charges, a $30 thousand, or 187%, increase in wire transfer fees, a reduction of $29 thousand, or 11%, in serviced loan fees and a reduction of $26 thousand, or 100%, in loan funding fees due to the cessation of a residential loan origination and sale program. The Company also experienced a $39 thousand dollar loss on sale of securities in 1998 compared to no losses on sales of securities in 1999, a reduction of $144 thousand in gains from the sales of loans due to a lower volume of SBA loan sales in 1999 and a $23 thousand gain on sale of other assets in 1999 compared with no gains in 1998.

NON-INTEREST EXPENSE

     The Company's non-interest expense for 1999 increased over non-interest expense for 1998. For 1999, the Company's total non-interest expense was $5.4 million, compared to total non-interest expense of $4.0 million for 1998. The increase in non-interest expense reflects increased compensation and employee benefit expense as the Company hired a new senior management team, including Ward Kellogg, the Company's new president and his team of community bankers. Full time equivalent employees increased from 45 at December 31, 1998 to 51 at December 31, 1999, reflecting increases necessary both to administer the Company's growing loan and deposit portfolios and to staff the Boca Raton office. The Company incurred an increase in occupancy and furniture and equipment expenses as the Company opened its fourth office, in Boca Raton, Florida, and relocated its Jupiter office to larger, more modern quarters. Goodwill amortization totaled $154 thousand and $147 thousand for 1999 and 1998 respectively. The Company also experienced the following changes in other non-interest expenses related primarily to its growth: insurance expense increased $51 thousand, or 96%, data processing fees increased $73 thousand, or 28%, legal fees increased $18 thousand, or 16%, telephone expense increased $23 thousand, or 28%, stationery and supplies increased $45 thousand, or 56%, audit expense increased $91 thousand, or 147%, dues, subscriptions and publications expense decreased $12 thousand or 38%, Y2K expenses were $19 thousand compared to no such expenses in 1998 and amortization of SBA loan servicing assets was $20 thousand or 44% lower in 1999 due to fewer loans paying off early during 1999 compared to 1998.

INCOME TAXES

     Income tax expense increased to $384 thousand for 1999, from no income tax expense for 1998, primarily due to an increase in pretax accounting income. Non-deductible expenses for goodwill amortization and the establishment of a deferred tax valuation allowance have resulted in the unusually high effective tax rate for the year of 60%.

     At December 31, 1999, the Company had unused net operating loss carry-forwards of approximately $1.1 million for Federal and Florida Income Tax purposes expiring through 2008. These loss carry-forwards reflect the maximum benefit that can be obtained from the net operating losses due to limitation under the Internal Revenue Code of 1986.

                              FINANCIAL CONDITION

                DECEMBER 31, 1999 COMPARED TO DECEMBER 31, 1998

     At December 31, 1999, the Company's total assets were $140.0 million, compared to $80.7 million at December 31, 1998. Increases in total assets included increases of $53.0 million in net loans, $18.0 million in investment securities held to maturity, and $728 thousand in premises and equipment, net of accumulated depreciation. Federal funds sold decreased $13.3 million. Total deposits were $110.3 million at December 31, 1999 compared to $60.7 million at December 31, 1998.

CASH AND DUE FROM BANKS

     At December 31 1999, cash and due from banks increased $1.1 million to accommodate the Company's growth and as a result of the accumulation of cash in preparation for the year 2000 calendar date change. Federal funds sold decreased by $13.3 million from December 31, 1998. The decrease is attributable primarily to the Company's loan and investment portfolio growth outpacing deposit growth during the period.

LOAN PORTFOLIO

     The $53.0 million increase in net loans is comprised primarily of $9.8 million in commercial loans, $30.7 million in non-residential real estate loans, $7.1 million in residential real estate loans, and $5.2 million in construction loans. The increase is the result of the new management team's efforts to attract new business and expand relationships with existing customers.

     The Company's loan portfolio consists primarily of loans secured by real estate, and, to a lesser extent, commercial and consumer loans. Real estate loans consist of loans secured by commercial or residential real property and loans for the construction of commercial or residential property. Consumer loans are made for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the property being purchased.

     The Company's loans are primarily to businesses and individuals located in Palm Beach, Broward and Brevard Counties, Florida. The Company has not made loans to borrowers outside of the United States. Commercial lending activities are focused primarily on lending to small business borrowers. The Company believes that its strategy of customer service, competitive rate structures and selective marketing have enabled the Company to gain market entry to local loans. Bank mergers by larger banks competing with the Company have also contributed to the Company's efforts to attract borrowers.

     The following schedule presents the components of loans, by type, as of December 31, 1999 and December 31, 1998.

                                                                    DECEMBER 31,
                                                   ----------------------------------------------
                                                            1999                    1998
                                                   ----------------------   ---------------------
                                                     AMOUNT      PERCENT      AMOUNT      PERCENT
                                                   ----------   ---------   ----------   --------
                                                         (IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial and Industrial ......................    $ 20,380        20%      $10,701         22%
Real Estate Non-Residential Properties .........      61,416        60%       30,465         64%
Residential Properties .........................      10,824        11%        3,694          8%
Construction ...................................       7,148         7%        1,912          4%
Consumer .......................................       1,534         2%          963          2%
                                                    --------        --       -------         --
Gross loans ....................................    $101,302       100%      $47,735        100%
                                                                   ===                      ===
less: net deferred fees ........................         445                     321
                                                    --------                 -------
Total loans ....................................     100,857                 $47,414
less: allowance for loan losses ................       1,017                     602
                                                    --------                 -------
Net loans ......................................    $ 99,840                 $46,812
                                                    ========                 =======

     The following table sets forth, in terms of interest rate sensitivity, certain components of the Company's loan portfolio as well as its fixed and adjustable rate loans within that portfolio at December 31, 1999.

                                       WITHIN 1 YEAR     1 TO 5 YEARS     AFTER 5 YEARS       TOTAL
                                      ---------------   --------------   ---------------   ----------
                                                              (IN THOUSANDS)
Commercial and Industrial .........        $4,115           $12,288           $3,910        $20,313
Construction Loans ................         3,387             1,356            2,405          7,148
                                           ------           -------           ------        -------
  Total(1) ........................        $7,502           $13,644           $6,315        $27,461
                                           ======           =======           ======        =======
Fixed Rate Loans ..................                                                         $ 8,483
Variable Rate Loans ...............                                                          18,978
                                                                                            -------
  Total(1) ........................                                                         $27,461
                                                                                            =======

----------------
(1) Includes Commercial and Industrial and Construction loans only.

ASSET QUALITY

     The Company's principal earning assets are its loans. Inherent in the lending function is the risk of the borrower's inability to repay their loan under its existing terms. Risk elements include non-accrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned.

     Non-performing assets include loans that are not accruing interest (non-accrual loans) as a result of principal or interest being in default for a period of 90 days or more. When a loan is placed on such non-accrual status, all accumulated accrued interest receivable, applicable to periods prior to the current year, is charged off to the allowance for loan losses and all interest accrued applicable to the current year is backed out of current period income. Until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of such payments as interest.

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

     During 1999, the Company's non-accrual loans increased by $45 thousand to $154 thousand at December 31, 1999 from $109 thousand at December 31, 1998. This balance represents one loan placed in non-accrual status during October 1999. This loan is subject to a workout agreement, and management believes that the loan is adequately secured and does not anticipate that the Company will incur a material loss on this credit. Other real estate owned increased to $108 thousand at December 31, 1999 from $8 thousand at December 31, 1998. The balance represents one single family residence acquired through foreclosure in December 1999. The foreclosed loan was covered by mortgage insurance. Management does not anticipate the Company will incur a material loss upon liquidation of the property.

     The following table sets forth information concerning the Company's non-performing assets as of the dates indicated:

                              NON-PERFORMING LOANS

                                                                                  1999         1998
                                                                               ----------   ----------
                                                                               (DOLLARS IN THOUSANDS)
Non-accrual loans ..........................................................    $    154     $    109
Other real estate owned ....................................................         108            8
                                                                                --------     --------
Total non-performing assets(1) .............................................    $    262     $    117
                                                                                ========     ========
Non-accrual loans to total loans ...........................................        0.15%        0.23%
Non-performing assets to total assets ......................................        0.19%        0.14%
Allowance for possible loan losses as a percentage of non-performing assets       388.17%      514.94%


----------------
(1) Excludes loans past due 90 days or more and still accruing interest of approximately $41 thousand and $0 at December 31, 1999 and 1998, respectively.

     If the above described non-accruing loans had been current, the Company's interest income would have increased by $8 thousand and $7 thousand for the years ended December 31, 1999 and 1998, respectively.

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

     Risks within the loan portfolio are analyzed on a continuous basis by the Company's officers, by outside, independent loan review auditors and by the Company's Directors Loan Committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and appropriate reserves. The Company segregates the loan portfolio for loan loss purposes into segments based upon the underlying collateral. The Company provides for a general allowance for losses inherent in the portfolio by the collateral categories. General loss percentages are calculated based upon historical analyses as well as estimates of the inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as: trends in delinquencies and nonaccruals; migration trends in the portfolio; trends in volume, terms, and portfolio mix; new credit products and/ or changes in the geographic distribution of those products; changes in lending policies and procedures; loan review reports on the efficacy of the risk identification process; changes in the outlook for local, regional and national economic conditions; concentrations of credit; and peer group comparisons. Specific allowances are provided in the event that the specific analysis on each classified loan indicates that the probable loss would be in excess of the general percentage allocation. The provision for loan loss is debited or credited in order to state the allowance for loan losses to the required level as determined above. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known.

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

     The Company's allowance for possible loan losses totaled $1.0 million and $602 thousand at December 31, 1999 and 1998, respectively.

     The following is a summary of the reconciliation of the allowance for loan losses for the periods presented.

                                                                                YEAR ENDED DECEMBER 31,
                                                                                ------------------------
                                                                                    1999         1998
                                                                                -----------   ----------
                                                                                 (DOLLARS IN THOUSANDS)
Balance at Beginning of Period ..............................................     $   602      $   378
CHARGE-OFFS
Real estate .................................................................          --           58
Instalment ..................................................................           1           --
Commercial ..................................................................         177          141
                                                                                  -------      -------
  Total Charge-offs .........................................................         178          199
RECOVERIES
Real estate .................................................................           4           --
Instalment ..................................................................          --           13
Commercial ..................................................................          64           25
                                                                                  -------      -------
  Total Recoveries ..........................................................          68           38
Net Charge-offs .............................................................         110          161
Provision charged to expense ................................................         525          385
                                                                                  -------      -------
Balance of allowance at end of period .......................................     $ 1,017      $   602
                                                                                  =======      =======
Ratio of net charge-offs to average loans outstanding .......................        0.15%        0.56%
Balance of allowance at period end as a percent of total loans at period end         1.01%        1.27%


     The following table sets forth, for each of the Company's major lending areas, the amount and percentage of the Company's allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated:

             ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY CATEGORY

                                                          DECEMBER 31,
                                       --------------------------------------------------
                                                 1999                      1998
                                       ------------------------   -----------------------
                                                       % OF                      % OF
                                        AMOUNT     TOTAL LOANS     AMOUNT     TOTAL LOANS
                                       --------   -------------   --------   ------------
                                                     (DOLLARS IN THOUSANDS)
Balance Applicable to:
Commercial and industrial ..........    $  175          20%         $123           22%
Real estate:
Non-residential properties .........       596          60%          306           64%
Residential properties .............        66          11%           59            8%
Construction .......................       134           7%           19            4%
Consumer ...........................        14           2%            8            2%
                                        ------          --          ----           --
Subtotal ...........................       985         100%          515          100%
Unallocated reserves ...............        32          --            87           --
                                        ------         ---          ----          ---
  Total ............................    $1,017         100%         $602          100%
                                        ======         ===          ====          ===

INVESTMENT PORTFOLIO

     The Company maintains an investment portfolio to fund increased loan demand or decreased deposits and other liquidity needs and to provide an additional source of interest income. The portfolio is composed primarily of U.S. treasury securities and obligations of U.S. Government agencies and government sponsored entities, including collateralized mortgage obligations issued by such agencies and entities, and to a lesser extent collateralized mortgage obligations issued by non-public entities. The Bank also owns shares in the Bankers' Bancorporation of Florida, Inc. As a Federal Reserve Member Bank, the Bank also holds stock in the Federal Reserve Bank of Atlanta and, as a member of the Federal Home Loan Bank of Atlanta, the Bank also owns Federal Home Loan Bank Stock. For purposes of the following discussion, the Company does not consider the Federal Reserve Bank stock and Federal Home Loan Bank stock to be investment securities.

     The Company classifies its investment securities as either held to maturity or available for sale. Investment securities are classified as securities held to maturity based on management's intent and the Company's ability to hold them to maturity. Such securities are stated at cost, adjusted for unamortized purchase premiums and discounts. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities, which are carried at market value. Realized gains and losses and gains and losses from marking the portfolio to market value are included in trading revenue. Securities not classified as securities held to maturity or trading securities are classified as securities available for sale, and are stated at fair value. Unrealized gains and losses on securities available for sale are excluded from results of operations, and are reported as a separate component of stockholders' equity, net of taxes. Securities classified as available for sale include securities that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase regulatory capital or other similar requirement.

     Management determines the appropriate classification of securities at the time of purchase. At December 31, 1999 the Company had $8.9 million and $18.0 million of its investment portfolio classified as available for sale and held to maturity, respectively. At December 31, 1998, the Company's entire investment securities portfolio of $9.4 million was classified as available for sale.

     The $18.0 million increase in the investment held to maturity portfolio is comprised of purchases of mortgage-backed securities to augment the overall portfolio as the Bank grows and other mortgage-backed securities pay down, and the purchase of a $10 million, 20 year FHLMC mortgage-backed security purchased in a transaction leveraged by borrowing $9.0 million under a repurchase agreement. As part of the Change in Control the Company restructured its securities portfolio including the sale of $2.9 million of investment securities in early 1998 which resulted in a net loss of $39 thousand.

     The following table sets forth the carrying value of the Company's securities portfolio as of the dates indicated.

     A comparative summary of investment securities available for sale for the periods presented is as follows (in thousands):

                                                                         GROSS         GROSS
                                                                      UNREALIZED     UNREALIZED
AVAILABLE FOR SALE                                 AMORTIZED COST        GAINS         LOSSES      FAIR VALUE
-----------------------------------------------   ----------------   ------------   -----------   -----------
December 31, 1999
U.S. Government and Agency Securities .........        $6,997             $--         $ (218)        $6,779
Mortgage-Backed Securities ....................         2,155              --            (63)         2,092
Other Securities ..............................            14              --             --             14
                                                       ------             ---         ------         ------
Total .........................................        $9,166             $--         $ (281)        $8,885
                                                       ======             ===         ======         ======

                                                                          GROSS         GROSS
                                                                       UNREALIZED     UNREALIZED
                                                    AMORTIZED COST        GAINS         LOSSES      FAIR VALUE
                                                   ----------------   ------------   -----------   -----------
 December 31, 1998
 U.S. Government and Agency Securities .........        $4,500             $ 1          $ (4)         $4,497
 Mortgage-Backed Securities ....................         4,870              11            (1)          4,880
 Other Securities ..............................            14              --            --              14
                                                        ------             ---          ----          ------
 Total .........................................        $9,384             $12          $ (5)         $9,391
                                                        ======             ===          ====          ======

     A comparative summary of investment securities held to maturity for the periods presented is as follows (in thousands):

                                                                          GROSS         GROSS
                                                                       UNREALIZED     UNREALIZED
HELD TO MATURITY                                    AMORTIZED COST        GAINS         LOSSES      FAIR VALUE
------------------------------------------------   ----------------   ------------   -----------   -----------
 December 31, 1999
 U.S. Government and Agency Securities .........        $ 1,000            $--         $  (28)       $   972
 Mortgage-Backed Securities ....................         17,025             --           (276)        16,749
                                                        -------            ---         ------        -------
 Total .........................................        $18,025            $--         $ (304)       $17,721
                                                        =======            ===         ======        =======

     At December 31, 1998, the Company had no investment securities classified as held to maturity.

     The following tables sets forth as of December 31, 1999, the maturity distribution of the Company's investment portfolio.

                  MATURITY SCHEDULE OF INVESTMENT SECURITIES



                                                 AFTER ONE BUT        AFTER FIVE BUT
AVAILABLE FOR SALE         WITHIN ONE YEAR     WITHIN FIVE YEARS     WITHIN TEN YEARS     AFTER TEN YEARS            TOTAL
------------------------ -------------------- -------------------- -------------------- -------------------- ---------------------
                          CARRYING   AVERAGE   CARRYING   AVERAGE   CARRYING   AVERAGE   CARRYING   AVERAGE   CARRYING    AVERAGE
                            VALUE     YIELD      VALUE     YIELD      VALUE     YIELD      VALUE     YIELD      VALUE      YIELD
                         ---------- --------- ---------- --------- ---------- --------- ---------- --------- ---------- ----------
                                                                (DOLLARS IN THOUSANDS)
U.S. Government and
 Agency Obligations ....   $  497      7.35%    $6,282      6.89%     $  -       0.00%    $    -      0.00%    $6,779       6.92%
Mortgage-Backed
Securities .............      666      6.34%       437      7.48%      546       7.48%       443      7.48%     2,092       6.16%
Other Securities .......       --      0.00%        --      0.00%       --       0.00%       786      6.38%       786       6.38%
                           ------      ----     ------      ----      ----       ----     ------      ----     ------       ----
                           $1,163      6.77%    $6,719      6.92%     $546       7.48%    $1,229      6.78%    $9,657       6.92%
                           ======               ======                ====                ======               ======


     Mortgage-backed securities maturities are based on current prepayment speeds.

     Other securities include Federal Reserve Bank Stock of $530 thousand and Federal Home Loan Bank Stock of $242 thousand that the Bank must own as a condition of membership. The Bank does not anticipate that it will discontinue its memberships and, therefore, these stocks are classified as more than ten years. Other securities also includes $14 thousand in Bankers' Bancorporation of Florida stock.

                  MATURITY SCHEDULE OF INVESTMENT SECURITIES

                                                 AFTER ONE BUT        AFTER FIVE BUT
HELD TO MATURITY           WITHIN ONE YEAR     WITHIN FIVE YEARS     WITHIN TEN YEARS     AFTER TEN YEARS            TOTAL
------------------------ -------------------- -------------------- -------------------- -------------------- ---------------------
                          CARRYING   AVERAGE   CARRYING   AVERAGE   CARRYING   AVERAGE   CARRYING   AVERAGE   CARRYING    AVERAGE
                            VALUE     YIELD      VALUE     YIELD      VALUE     YIELD      VALUE     YIELD      VALUE      YIELD
                         ---------- --------- ---------- --------- ---------- --------- ---------- --------- ---------- ----------
                                                              (DOLLARS IN THOUSANDS)
U.S. Government and
 Agency Obligations ....   $    0      0.00%    $1,000      5.94%    $    0      0.00%    $    0      0.00%   $ 1,000       5.94%
Mortgage-Backed
Securities .............    1,116      6.89%     4,466      6.89%     3,526      7.03%     7,917      7.38%    17,025       7.15%
                           ------      ----     ------      ----     ------      ----     ------      ----    -------       ----
                           $1,116      6.89%    $5,466      6.72%    $3,526      7.03%    $7,917      7.38%   $18,025       7.08%
                           ======               ======               ======               ======              =======


     Mortgage-backed securities maturities are based on current prepayment speeds.

     Proceeds from the sales of securities available for sale during the years ended December 31, 1999 and 1998 were $0 and $2.9 million, respectively. Gross gains of $3 thousand and gross losses of $42 thousand were realized on those sales in 1998. Securities pledged to secure public funds on deposit were $498 thousand at December 31, 1999 and no securities were pledged to secure public funds on deposits at December 31, 1998.

OTHER ASSETS

     Accrued interest receivable increased $376 thousand as a result of growth in the loan and investment portfolios. Federal Reserve Bank (FRB) stock and Federal Home Loan Bank (FHLB) stock increased as the result of purchases of additional FHLB stock in compliance with the FHLB's membership requirements. The Company's net investment in premises and equipment increased $728 thousand primarily as a result of the build out and opening of its Boca Raton branch.

DEPOSITS

     Deposits are the Company's primary source of funds. During 1999, the Company's deposits increased by $49.6 million, or 81.6%, to $110.3 million at December 31, 1999 from $60.7 million at December 31, 1998. During 1999, the Company's deposit portfolio shifted away from time deposits and toward transaction and money market accounts. This shift reflected the Company's increased emphasis on business accounts. At December 31, 1999 and 1998, average demand deposits were $23.8 million and $13.0 million representing 27.7% and 28.8%, respectively, of average total deposits. Average money market deposits were $26.1 million and $7.5 million representing 30.3% and 16.7% of average total deposits in 1999 and 1998, respectively. Average time deposits were $22.3 million and $15.2 million, representing 25.9% and 33.7%, of average total deposits in 1999 and 1998, respectively. The Company's cost of deposits for 1999 was 2.69%, compared to 2.54% for the year ended December 31, 1998.

     The following table sets forth the average amounts of various types of deposits for each of the periods indicated:

                                                         DECEMBER 31,
                                        ----------------------------------------------
                                                 1999                    1998
                                        ----------------------   ---------------------
                                                      AVERAGE                  AVERAGE
                                          AMOUNT       YIELD       AMOUNT       YIELD
                                        ----------   ---------   ----------   --------
                                                    (DOLLARS IN THOUSANDS)
Non-Interest Bearing Demand .........    $23,823     0.0%         $13,028        0.0%
Interest-Bearing Demand .............     11,535     0.8%           7,102        1.2%
Money Market Deposits ...............     26,107     4.1%           7,541        2.8%
Savings Deposits ....................      2,300     1.8%           2,315        1.8%
Time Deposits .......................     22,308     5.0%          15,247        5.3%
                                         -------                  -------
Total ...............................    $86,073                  $45,233
                                         =======                  =======

     The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of certificates of deposits of denominations of $100,000 or more as of December 31, 1999 (in thousands):

Time Deposits ($100,000 and over)
Three months or less ...........................    $ 3,814
Over three months through nine months ..........      7,201
Over nine months through twelve months .........      2,577
Over twelve months .............................        375
                                                    -------
  Total ........................................    $13,967
                                                    =======

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

     The Company had federal funds purchased of $571 thousand at December 31, 1999 while it had no federal funds purchased at December 31, 1998. Growth in the loan and investment portfolios in excess of growth in the deposit portfolio resulted in the Company purchasing these overnight funds. The Company entered into a $9.0 million repurchase agreement during the fourth quarter of 1999. The funds received in the repurchase transaction were used toward the purchase of a $10.1 million, 20 year, FHLMC mortgage-backed security. The borrowings under the repurchase agreement mature as follows: $3.1 million in one year, $3.0 million in two years and $2.9 million in three years. The cost of the one year borrowing is 6.04%, the two year borrowing is at 6.25% and the three year borrowing is at 6.45%. At each maturity date management will evaluate whether to replace the borrowings or pay them off using Company funds.

OTHER LIABILITIES

     Accrued interest payable increased $156 thousand, or 269.0%, to $214 thousand as a result of an increased volume and rates paid on interest bearing liabilities including the repurchase agreement. Payables due to shareholders of the Predecessor Company were extinguished during 1999.

STOCKHOLDERS' EQUITY

     Class B common stock increased $3.2 million. The change is the result of two stock dividends, totaling $2.8 million, and the conversion of 45 thousand shares of Class A common stock to Class B common stock totaling $376 thousand. In January 1999, the Board of Directors declared a stock dividend paid to the Class A shareholders in Class B common stock. In December 1999 the Board of Directors declared a stock dividend payable to all Class A and Class B shareholders of record on December 31, 1999 payable in Class B common stock.

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

     One major objective of the Company when managing the rate sensitivity of its assets and liabilities is to stabilize net interest income. The management of and authority to assume interest rate risk is the responsibility of the Company's Asset/Liability Committee ("ALCO"), which is comprised of four Board members. The process to review interest rate risk management is a regular part of management of the Company. In addition, there is an annual process to review the interest rate risk policy with the Board of Directors which includes limits on the impact to earnings from shifts in interest rates.

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

     At December 31, 1999, the Company maintained a one year negative cumulative gap of $16.6 million or -11.83% of total assets.

                                                                        INTEREST SENSITIVITY GAP AT DECEMBER 31, 1999
                                                          ----------------------------------------------------------------------
                                                            3 MONTHS       3 THROUGH      1 THROUGH        OVER
                                                             OR LESS       12 MONTHS       3 YEARS        3 YEARS        TOTAL
                                                          ------------   -------------   -----------   ------------   ----------
                                                                                  (DOLLARS IN THOUSANDS)
Investment securities, at amortized cost(1) ...........     $  1,034       $   1,556      $  9,951       $ 15,424      $ 27,965
Loans .................................................       57,900           5,488         5,909         31,560       100,857
                                                            --------       ---------      --------       --------      --------
Total earning assets ..................................     $ 58,934       $   7,044      $ 15,860       $ 46,984      $128,822
Interest bearing transaction deposits .................     $ 12,791       $      --      $     --       $     --      $ 12,791
Interest bearing non-transaction accounts .............       34,093              --            --             --        34,093
Time deposits .........................................        7,818          24,167         1,925            244        34,154
Federal funds purchased ...............................          571              --            --             --           571
Securities sold under agreement to repurchase .........           --           3,100         5,900             --         9,000
                                                            --------       ---------      --------       --------      --------
Total interest bearing liabilities ....................     $ 55,273       $  27,267      $  7,825       $    244      $ 90,609
                                                            --------       ---------      --------       --------      --------
Interest sensitivity gap ..............................     $  3,661       $ (20,223)     $  8,035       $ 46,740      $ 38,213
                                                            ========       =========      ========       ========      ========
Cumulative gap ........................................     $  3,661       $ (16,562)     $ (8,527)      $ 38,213
                                                            ========       =========      ========       ========
Cumulative gap to total assets ........................         2.62%         -11.83%        -6.09%         27.30%


----------------
(1) Investment securities include Federal Reserve Bank stock and Federal Home Loan Bank stock, totalling $772 thousand, which have been included in the over three year column.

LIQUIDITY

     The Company's liquidity is a measure of its ability to fund loans, withdrawals or maturities of deposits, and other cash outflows in a cost effective manner. The Company's principal sources of funds are deposits, scheduled amortization and prepayments of loan principal, sales and maturities of investment securities and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

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

     As an additional source of liquidity the Company has a $4 million unsecured Federal funds overnight borrowing line of credit and a secured line of credit with a corresponding bank. At December 31, 1999 the Company had a balance of $571 thousand drawn on the unsecured line of credit. The Company's unencumbered investment securities are the collateral for the secured line of credit and serve to determine the total amount available under the line. During 1999 the Company drew the unsecured Federal funds line to $4 million several times and drew on the secured line up to $2.5 million when loan growth outpaced deposit growth.

     The Company entered into a $9.0 million repurchase agreement during October 1999. The funds received in the repurchase transaction were used toward the purchase of a $10.1 million, 20 year, FHLMC mortgage-backed security which is the security sold under the agreement. The borrowings under the repurchase agreement mature as follows: $3.1 million in one year, $3.0 million in two years and $2.9 million in three years. The cost of the one year borrowing is 6.04%, the two year borrowing is at 6.25% and the three year borrowing is at 6.45%. At each maturity date management will evaluate whether to replace the borrowings or pay them off using Company funds.

     Net cash provided by the Company's operating activities was $1,307 thousand in 1999 compared to a use of cash of $353 thousand in 1998 resulting primarily from the increase in net income during the year.

     Net cash used in investing activities was $72.6 million in 1999 compared to $17.9 million in 1998. The Company used $17.9 million for net investment securities and Federal Reserve Bank and Federal Home Loan Bank stock in 1999, while in 1998 it received cash of $9.3 million from its securities portfolio. Additionally, the Company used $53.6 million and $22.1 million for net loans and loan sales in 1999 and 1998, respectively. Also during 1998, the Company used $4.4 million for the purchase of the Predecessor Company.

     Net cash provided by the Company's financing activities was $59.1 million in 1999, and $27.8 million in 1998. The increase in 1999 was primarily due to a net increase in deposits and $9 million received in a repurchase agreement. Net deposits provided an increase $49.6 million in 1999 compared to $21.2 million in 1998. Additionally, in 1998 the Company used $4.6 million to repay borrowings and received $11.3 million in net proceeds on the sale of common stock.

     As a state chartered commercial bank, the Bank is required to maintain a daily liquidity position equal to at least 15 percent of its total transaction accounts and eight percent of its total nontransaction accounts, less those deposits of public funds for which security has been pledged. As of December 31, 1999, the Bank had a liquidity ratio of 20 percent which was adequate to meet the statutory requirement. The primary source of the Bank's liquidity is cash and cash equivalents including federal funds sold - overnight loans to major commercial banks. At December 31, 1999, cash and cash equivalents totaled $5.1 million. Funds not required to meet loan and deposit demand were invested primarily in mortgage-backed, U.S. Government and Agency securities. The Bank considers these investments to be secondary sources of liquidity. The Bank's investment securities classified as available for sale had a carrying value of $8.9 million at December 31, 1999. The unrealized loss on the securities held available for sale at December 31, 1999 was $283 thousand.

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

     In addition to the risk-based guidelines, the federal regulators require that a financial institution which meets the regulators' highest performance and operation standards maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 3%. For those institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be proportionately increased by at least 100 to 200 basis points. Minimum leverage ratios for each bank are evaluated through the ongoing regulatory examination process.

     The Company's federal regulators impose capital standards on bank holding companies which are substantially similar to those imposed upon the Bank. However, provided the Company's total assets are less than $150 million, these standards are applied on a bank only basis.

     The following table summarizes the Bank's risk-based and leverage capital ratios at December 31, 1999, as well as the required minimum regulatory capital ratios:

                               CAPITAL ADEQUACY

                                                                                                TO BE WELL CAPITALIZED
                                                                         FOR CAPITAL           UNDER PROMPT CORRECTIVE
                                                 ACTUAL               ADEQUACY PURPOSES           ACTION PROVISIONS
                                        ------------------------   ------------------------   --------------------------
                                                                     (DOLLARS IN THOUSANDS)
Total Capital
  (to risk-weighted assets) .........    $15,131         13.28%     $>9,114         >8.00%     $>11,392         >10.00%
                                                                     =              =           =               =
Tier I Capital
  (to risk weighted assets) .........    $14,114         12.39%     $>4,557         >4.00%     $ >6,835          >6.00%
                                                                     =              =            =               =
Tier I Capital
  (to average assets) ...............    $14,114         10.74%     $>5,258         >4.00%     $ >6,573          >5.00%
                                                                     =              =            =               =

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

IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). The effective date of Statement 133 was delayed by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133." Statement 133 is now effective for all quarters of all fiscal years beginning after June 15, 2000, with an early adoption permitted. Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It is currently anticipated that the Company will adopt Statement 133 on January 1, 2001, and that Statement 133 will not have a significant financial statement impact upon adoption.

ITEM 7.--FINANCIAL STATEMENTS

     The financial statements required by this item are filed herewith.

ITEM 8.--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Registrant dismissed Grant Thornton LLP as its independent auditors effective April 9, 1999. The decision to dismiss Grant Thornton LLP as auditors was recommended by the Company's Board of Directors and Audit Committee. For the fiscal years ended December 31, 1998 and 1997 and up to April 9, 1999, there have been no disagreements with Grant Thornton LLP, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which, if not resolved to the satisfaction of Grant Thornton LLP, would have caused it to make reference to the subject matter of the disagreement in connection with their reports. The independent auditor's report on the consolidated financial statements for the fiscal years ended December 31, 1998 and 1997 expressed an unqualified opinion.

     The Registrant retained KPMG LLP as its independent auditors on April 23, 1999 for the fiscal year ended December 31, 1999. The decision to hire KPMG LLP as auditors was recommended by the Company's Board of Directors and Audit Committee.

ITEM 9.--DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information concerning directors and executive officers is included in the definitive Proxy Statement for the Company's 2000 Annual Meeting under the captions "ELECTION OF DIRECTORS" and information concerning compliance with
Section 16(a) of the Exchange Act is included under the caption "COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934," each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 28, 2000.

     The following table sets forth certain information about each executive officer of the Company who is not also a director.

NAME, AGE AND POSITION                   OFFICER SINCE            OCCUPATION DURING PAST FIVE YEARS
-------------------------------------   ---------------   ------------------------------------------------
William Burke, 40,                           1998         Officer of the Bank since July 1998. Previously
Executive Vice President and                              Senior Vice President and Regional Senior
Chief Operating Officer of the Bank                       Lending Officer of 1st United Bank, Boca
                                                          Raton, Florida.
Dennis Gavin, 35                             1998         Officer of the Bank since July 1998. Previously
Executive Vice President and Senior                       Vice President of Commercial Lending for 1st
Lending Officer of the Bank                               United Bank, Boca Raton, Florida.
Lawrence Roselle, 42                         1999         Officer of the Bank since December 1999.
Area President of Brevard Region                          Previously Senior Vice President and County
of the Bank                                               Executive of 1st United Bank, Boca Raton,
                                                          Florida (acquired by Wachovia Bank) and
                                                          previously Senior Vice President and Office
                                                          Manager of Barnett Bank of Central Florida,
                                                          Orlando, Florida.
Kevin M. Sacket, 39                          1998         Officer of the Bank since August 1998.
Treasurer of Admiralty Bancorp                            Previously Vice President and Chief Financial
Executive Vice President and                              Officer of First Western Bank, Cooper City,
Chief Financial Officer of the Bank                       Florida. Previously Vice President of
                                                          Accounting for 1st United Bank, Boca Raton,
                                                          Florida.

ITEM 10.--EXECUTIVE COMPENSATION

     Information concerning executive compensation is included in the definitive Proxy Statement for the Company's 2000 Annual Meeting under the captions "EXECUTIVE COMPENSATION AND ALL OTHER COMPENSATION" and "COMPENSATION OF DIRECTORS", which is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 28, 2000.

ITEM 11.--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company's 2000 Annual Meeting under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 28, 2000.

ITEM 12.--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's 2000 Annual Meeting under the caption "INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS", which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 28, 2000.

ITEM 13.--EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER     DESCRIPTION OF EXHIBITS
--------   -------------------------------
  21       Subsidiaries of the Registrant
  27       Financial Data Schedule

     (b) Reports on form 8-K

DATE            ITEM
-------------   --------------------------------------------
December 29     5--announcing declaration of stock dividend
November 5      5--announcing third quarter 1999 results

                         INDEX TO FINANCIAL STATEMENTS

                                                                          PAGES
                                                                          ------
INDEPENDENT AUDITORS' REPORT .........................................     F-2
CONSOLIDATED FINANCIAL STATEMENTS
  CONSOLIDATED BALANCE SHEETS ........................................     F-4
  CONSOLIDATED STATEMENTS OF OPERATIONS ..............................     F-5
  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY ..........     F-6
  CONSOLIDATED STATEMENTS OF CASH FLOWS ..............................     F-7
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .........................     F-8

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Admiralty Bancorp, Inc.:

     We have audited the accompanying consolidated balance sheets of Admiralty Bancorp, Inc. and subsidiary as of December 31, 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Admiralty Bancorp, Inc. and subsidiary as of December 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ KPMG LLP

West Palm Beach, Florida
January 14, 2000

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Admiralty Bancorp, Inc. and subsidiary

     We have audited the accompanying consolidated balance sheet of Admiralty Bancorp, Inc. and subsidiary as of December 31, 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Admiralty Bancorp, Inc. and subsidiary as of December 31, 1998, and the consolidated results of their operations and their consolidated cash flows for the year ended, in conformity with generally accepted accounting principles.

/s/  Grant Thornton LLP

Philadelphia, Pennsylvania
February 19, 1999

                    ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                                   DECEMBER 31,
                                                                                             -------------------------
                                                                                                 1999          1998
                                                                                             -----------   -----------
                                                                                              (DOLLARS IN THOUSANDS)
                                           ASSETS
Cash and cash equivalents
 Cash and due from banks .................................................................    $  5,115       $ 3,996
 Interest bearing due from banks .........................................................          21             6
 Federal funds sold ......................................................................          --        13,294
                                                                                              --------       -------
    Total cash and cash equivalents ......................................................       5,136        17,296
Investment securities available for sale, at fair market value ...........................       8,885         9,391
Investment securities held to maturity, at cost (fair market value of $17,721 at December
 31, 1999) ...............................................................................      18,025            --
Loans, net ...............................................................................      99,840        46,812
Accrued interest receivable ..............................................................         642           266
Federal Reserve Bank and FHLB stock ......................................................         772           683
Premises and equipment, net ..............................................................       1,841         1,113
Deferred tax asset, net ..................................................................         464           436
Goodwill (net of accumulated depreciation of $301 thousand and $147 thousand at
 December 31, 1999 and 1998, respectively) ...............................................       3,540         3,834
Other assets .............................................................................         817           917
                                                                                              --------       -------
    Total assets .........................................................................    $139,962       $80,748
                                                                                              ========       =======
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Deposits ................................................................................    $110,273       $60,718
 Federal funds purchased .................................................................         571            --
 Securities sold under agreement to repurchase ...........................................       9,000            --
 Accrued interest payable ................................................................         214            58
 Due under purchase contract .............................................................          --           202
 Other liabilities .......................................................................         330           268
                                                                                              --------       -------
    Total liabilities ....................................................................     120,388        61,246
                                                                                              --------       -------
Shareholders' equity
 Preferred stock, no par value, 2,000,000 shares authorized,
   no shares issued or outstanding .......................................................          --            --
 Common stock, Class A, no par value, 1,000,000 shares authorized, 844,254 and 888,881 shares issued and outstanding at December 31, 1999 and 1998, respectively. Class A
   shares are convertible to Class B common stock ........................................       7,114         7,490
 Common stock, Class B, no par value, 4,000,000 shares authorized, 1,889,205 and
   1,492,759 shares issued and outstanding at December 31, 1999 and 1998 respectively ....      16,073        12,884
 Accumulated deficit .....................................................................      (3,437)         (876)
 Accumulated other comprehensive income (loss), net ......................................        (176)            4
                                                                                              --------       -------
    Total shareholders' equity ...........................................................      19,574        19,502
                                                                                              --------       -------
    Total liabilities and shareholders' equity ...........................................    $139,962       $80,748
                                                                                              ========       =======

          See accompanying notes to consolidated financial statements.

                    ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                ADMIRALTY BANCORP, INC.
                                                                    AND SUBSIDIARY             PREDECESSOR COMPANY
                                                            -------------------------------   --------------------
                                                                                                 FOR THE PERIOD
                                                                                                 JANUARY 1, 1998
                                                              YEAR ENDED       YEAR ENDED            THROUGH
                                                             DECEMBER 31,     DECEMBER 31,         JANUARY 21,
                                                                 1999             1998                1998
                                                            --------------   --------------   --------------------
                                                                                                   (UNAUDITED)
                                                                    (IN THOUSANDS, EXCEPT PER-SHARE DATA)
Interest and dividend income
 Loans ..................................................     $    6,479       $    2,937             $147
 Mortgage-backed securities .............................            538              646               62
 Other debt securities ..................................            408              135                5
 Federal funds sold .....................................            456              298                1
 Dividends from Federal Reserve Bank and FHLB stock .....             48               17                1
 Other ..................................................              1               --               --
                                                              ----------       ----------             ----
    Total interest and dividend income ..................          7,930            4,033              216
                                                              ----------       ----------             ----
Interest expense
 Deposits ...............................................          2,318            1,079               71
 Federal funds purchased ................................             17               10                5
 Securities sold under repurchase agreement .............            113               --               --
                                                              ----------       ----------             ----
    Total interest expense ..............................          2,448            1,089               76
                                                              ----------       ----------             ----
    Net interest and dividend income ....................          5,482            2,944              140
Provision for loan losses ...............................            525              385               --
                                                              ----------       ----------             ----
    Net interest and dividend income after provision
       for loan losses ..................................          4,957            2,559              140
                                                              ----------       ----------             ----
Non-interest income
 Service charges and fees ...............................            925              608               13
 Net loss on sale of securities .........................             --              (39)              --
 Gain on sale of loans ..................................            100              244               --
 Other income ...........................................             50               --               27
                                                              ----------       ----------             ----
    Total non-interest income ...........................          1,075              813               40
                                                              ----------       ----------             ----
Non-interest expense
 Salaries and employee benefits .........................          2,271            1,441               39
 Occupancy ..............................................            820              525               29
 Furniture and equipment ................................            355              273               11
 Amortization of goodwill ...............................            154              147               --
 Other expense ..........................................          1,796            1,473               52
                                                              ----------       ----------             ----
    Total non-interest expense ..........................          5,396            3,859              131
                                                              ----------       ----------             ----
    Income (loss) before income tax expense
       and minority interest ............................            636             (487)              49
Income tax expense ......................................            384               --               --
                                                              ----------       ----------             ----
 Income (loss) before minority interest .................            252             (487)              49
Minority interest .......................................             --               (4)              (2)
                                                              ----------       -----------            -----
    Net income (loss) ...................................     $      252       $     (491)            $ 47
                                                              ==========       ==========             ====
Per share data
 Net income (loss) per share--basic and diluted .........     $     0.09
                                                              ==========
  Class A Common Stock ..................................                      $     0.50
                                                                               ==========
  Class B Common Stock ..................................                      $    (1.12)
                                                                               ==========
 Weighted average shares outstanding ....................      2,733,459        1,725,659
                                                              ==========       ==========

          See accompanying notes to consolidated financial statements.

                    ADMIRALTY BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                COMMON STOCK
                                                  -------------------------------------------
                                                       CLASS A                CLASS B
                                       STOCK      -------------------- ----------------------
                                    SUBSCRIPTION
                                     RECEIVABLE    NUMBER        $        NUMBER        $
                                   -------------- ---------- --------- ------------ ---------
                                                    (DOLLARS IN THOUSANDS)
Balance, December 31, 1997 .......     $ (205)     888,881    $8,060      133,320    $    90
Issuance of Class B
 Common Stock ....................         --           --        --    1,315,000     12,350
Cost of Issuance of Class A
 Common Stock ....................         --           --      (570)          --         --
Collection of Subscription
 Receivable ......................        205           --        --           --         --
Class A Common Stock Dividend.....         --           --        --       44,439        444
Net loss for year ended
 December 31, 1998 ...............         --           --        --           --         --
Other comprehensive income:
 Change in net unrealized gain on
  securities held available for
  sale, net of taxes of $(3)......         --           --        --           --         --
                                       ------      -------    ------    ---------    -------
Comprehensive income .............
Balance at December 31, 1998 .....         --      888,881     7,490    1,492,759     12,884
Class A shares converted to
 Class B shares ..................         --      (44,627)     (376)      44,627        376
Stock Dividends ..................         --           --        --      351,819      2,813
Net income for year ended
 December 31, 1999 ...............         --           --        --           --         --
Other comprehensive income:
 Change in net unrealized loss on
  securities held available for
  sale, net of taxes of $108......         --           --        --           --         --
                                       ------      -------    ------    ---------    -------
Comprehensive income .............
Balance at December 31, 1999 .....     $   --      844,254    $7,114    1,889,205    $16,073
                                       ======      =======    ======    =========    =======

                                      RETAINED     ACCUMULATED
                                     EARNINGS/        OTHER           TOTAL
                                    ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'   COMPREHENSIVE
                                     (DEFICIT)    INCOME/(LOSS)       EQUITY         INCOME
                                   ------------- --------------- --------------- --------------
                                                      (DOLLARS IN THOUSANDS)
Balance, December 31, 1997 .......   $     59        $   --          $ 8,004         $   --
Issuance of Class B
 Common Stock ....................         --            --           12,350
Cost of Issuance of Class A
 Common Stock ....................         --            --             (570)
Collection of Subscription
 Receivable ......................         --            --              205
Class A Common Stock Dividend.....       (444)           --               --
Net loss for year ended
 December 31, 1998 ...............       (491)           --             (491)          (491)
Other comprehensive income:
 Change in net unrealized gain on
  securities held available for
  sale, net of taxes of $(3)......         --             4                4              4
                                     --------        ------          -------         ------
Comprehensive income .............                                                   $ (487)
                                                                                     ======
Balance at December 31, 1998 .....       (876)            4           19,502
Class A shares converted to
 Class B shares ..................         --            --               --
Stock Dividends ..................     (2,813)           --               --
Net income for year ended
 December 31, 1999 ...............        252            --              252            252
Other comprehensive income:
 Change in net unrealized loss on
  securities held available for
  sale, net of taxes of $108......         --          (180)            (180)          (180)
                                     --------        ------          -------         ------
Comprehensive income .............                                                   $   72
                                                                                     ======
Balance at December 31, 1999 .....   $ (3,437)       $ (176)         $19,574
                                     ========        ======          =======

          See accompanying notes to consolidated financial statements.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              YEAR ENDED         YEAR ENDED
                                                                                          DECEMBER 31, 1999   DECEMBER 31, 1998
                                                                                         ------------------- ------------------
                                                                                                 (DOLLARS IN THOUSANDS)
Operating activities
 Net income (loss) .....................................................................      $     252          $    (491)
 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities
  Minority interest ....................................................................             --                  4
  Provision for loan losses ............................................................            525                385
  Depreciation and amortization ........................................................            512                429
  Amortization, net of accretion, of investment securities .............................             21                140
  Deferred income tax provision ........................................................             80                 --
  Loss on sales of securities ..........................................................             --                 39
  Gain on sales of loans ...............................................................           (100)              (244)
  Gain on sales of premises and equipment ..............................................            (21)                --
  Gain on sales of other real estate owned .............................................             (4)                --
  Change in accrued interest receivable ................................................           (376)              (229)
  Change in accrued interest payable ...................................................            156                 58
  Change in other assets ...............................................................            200                 72
  Change in other liabilities ..........................................................             62               (516)
                                                                                              ---------          ---------
    Net cash provided by (used in) operating activities ................................          1,307               (353)
                                                                                              ---------          ---------
Investing activities
 Proceeds from maturities of investment securities available for sale ..................          2,698             16,125
 Proceeds from maturities of investment securities held to maturity ....................            309                 --
 Proceeds from sales of investment securities available for sale .......................             --              2,955
 Purchases of investment securities available for sale .................................         (2,499)            (9,171)
 Purchases of investment securities held to maturity ...................................        (18,336)                --
 Purchase of Federal Reserve Bank and FHLB stock .......................................            (89)              (569)
 Net loan originations and principal collection on loans ...............................        (55,277)           (24,724)
 Proceeds from loan sales ..............................................................          1,716              2,653
 Proceeds from sale of premises and equipment ..........................................             24                 --
 Proceeds from sales of other real estate owned ........................................             12                 --
 Purchase of premises and equipment, net ...............................................         (1,091)              (776)
 Payment for purchase of Company, net of cash acquired .................................            (60)            (4,440)
                                                                                              ---------          ---------
    Net cash used in investing activities ..............................................        (72,593)           (17,947)
                                                                                              ---------          ---------
Financing activities
 Net chnage in deposits ................................................................         49,555             21,206
 Net change in securities sold under agreements to repurchase and other borrowings .....          9,571             (4,582)
 Collection of subscription receivable .................................................             --                205
 Payment to purchase minority interest .................................................             --               (358)
 Proceeds from issuance of common stock--net of costs ..................................             --             11,280
                                                                                              ---------          ---------
    Net cash provided by financing activities ..........................................         59,126             27,751
                                                                                              ---------          ---------
Net (decrease) increase in cash and cash equivalents ...................................        (12,160)             9,451
Cash and cash equivalents, beginning of period .........................................         17,296              7,845
                                                                                              ---------          ---------
Cash and cash equivalents, end of period ...............................................      $   5,136          $  17,296
                                                                                              =========          =========
Supplemental disclosures:
 Cash paid for:
  Interest .............................................................................      $   2,292          $   1,164
  Taxes ................................................................................            115                321
 Noncash investing and financing activities:
  Change in unrealized gain (loss) on available for sale securities ....................      $    (288)         $       7
  Change in deferred taxes related to available for sale securities ....................            108                 (3)
  Transfer of loans to other real estate ...............................................            108                 --


          See accompanying notes to consolidated financial statements.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

NOTE 1--ORGANIZATION

 NATURE OF BUSINESS

     Admiralty Bancorp, Inc. successor company to White Eagle Financial Group, Inc., is a one bank holding company incorporated in the state of Delaware. The consolidated financial statements include the accounts of Admiralty Bancorp, Inc. ("Admiralty"), and its wholly owned subsidiary, Admiralty Bank ("the Bank"), collectively referred to as "the Company". The Bank is a state-chartered independent community bank with its main office in Palm Beach Gardens, Florida, and branches in Boca Raton, Juno Beach, Jupiter and Melbourne, Florida.

     The Bank operates as a commercial bank offering a wide variety of commercial loans and, to a lesser degree, consumer credits. The Bank originates small business loans which are partially guaranteed by the Small Business Administration. The Bank sells the guaranteed portion to unrelated third parties. The Bank continues to service these loans. Its primary future strategic aim is to establish a reputation and market presence as the "small and middle market business bank" in its principal market. The Bank funds its loans primarily by offering time, savings and money market, and demand deposit accounts to both commercial enterprises and individuals. Additionally, the Bank originates residential mortgage loans. Principal markets include southern and central Florida.

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

     On January 22, 1998, Admiralty Bancorp, Inc. acquired White Eagle Financial Group, Inc. ("WEFG" or "the Predecessor Company"). In connection with the transaction, Admiralty Bancorp, Inc. (N.J. corporation) was merged into WEFG (the Change In Control) and WEFG then changed its name to Admiralty Bancorp, Inc. In connection with the transaction, a new board of directors was elected and new management was subsequently hired. The transaction was accounted for under the purchase method of accounting and accordingly the results of operations for the period ended December 31, 1998, include only the results of operations of the Company from the date of acquisition, January 22, 1998. Prior to the Change In Control and the Company's Public Offering, the Predecessor Company was a privately held institution. Accordingly, the Predecessor Company's operations for the first 21 days of 1998 are presented separately.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                           DECEMBER 31, 1999 AND 1998

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Admiralty Bancorp, Inc. and its wholly owned subsidiary, Admiralty Bank.

     The accounting policies of the Company conform with generally accepted accounting principles and predominant practices within the banking industry. All significant intercompany balances and transactions have been eliminated in consolidation.

 USE OF ESTIMATES

     The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The principal estimate that is particularly susceptible to significant change in the near term relates to the allowance for loan losses. The evaluation of the adequacy of the allowance for loan losses includes, among other factors, an analysis of historical loss rates, by category, applied to current loan totals. However, actual losses may be higher or lower than historical trends which vary. Actual losses on specified problem loans, which also are provided for in the evaluation, may vary from estimated loss percentages, which are established based upon a limited number of potential loss classifications.

     As of December 31, 1999, substantially all of the Company's real estate loans are secured by real estate in Palm Beach and Broward counties. Accordingly, the ultimate collectibility of a substantial portion of the Company's real estate loan portfolio is susceptible to changes in market conditions in the above counties. Management believes that the allowances for losses on loans is adequate. While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in economic conditions, particularly in the above counties. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

 INVESTMENT SECURITIES

     The Bank accounts for its investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires investments in securities to be classified in one of three categories: held to maturity, trading, or available for sale. Investments in debt securities, for which management has both the ability and intent to hold to maturity, are carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the interest method. Investments in debt securities, which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk and equity, liquidity requirements or other factors, are classified as available for sale.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                           DECEMBER 31, 1999 AND 1998

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

Net unrealized gains and losses for such securities, net of tax effect, are recognized as a component of comprehensive income included in shareholders' equity and excluded from the determination of net income. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary results in write-downs of the individual securities to their fair value with the related write-downs included in earnings as realized losses. The Bank does not engage in security trading. Security transactions are accounted for on a trade date basis. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

     The Company does not purchase, sell or utilize off-balance sheet derivative financial instruments or derivative commodity instruments.

 LOANS AND ALLOWANCE FOR LOAN LOSSES

     Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal and are net of deferred fees or costs on originated loans and an allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for loan losses. The allowance is an amount that management believes will be adequate to absorb inherent losses which probably exist as of the evaluation date due to the inherent risks in the loan portfolio even though they might not have been identified by the objective loan review process. The evaluation takes into consideration such factors as changes in the nature and size of the loan portfolio, overall portfolio quality, specific problem loans, and current and future economic conditions which may affect the borrowers' ability to pay. The evaluation details historical losses by loan category, the resulting loss rates for which are projected at current loan total amounts. Loss estimates for specified problem loans are also detailed.

     The Company follows a consistent procedural discipline and accounts for loan loss contingencies in accordance with SFAS No. 5, "Accounting for Contingencies", and SFAS No. 114 "Accounting for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." The following is a description of how each portion of the allowance for loan losses is determined.

     The Company segregates the loan portfolio for loan loss purposes into segments based upon the underlying collateral. The Company provides for a general allowance for losses inherent in the portfolio by the collateral categories. General loss percentages are calculated based upon historical analyses as well as estimates of the inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as: trends in delinquencies and nonaccruals; migration trends in the portfolio; trends in volume, terms, and portfolio mix; new credit products and/or changes in the geographic distribution of those products; changes in lending policies and procedures; loan review reports on the efficacy of the risk identification process; changes in the outlook for local, regional and national economic conditions; concentrations of credit; and peer group comparisons.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                           DECEMBER 31, 1999 AND 1998

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     Specific allowances are provided in the event that the specific analysis on each classified loan indicates that it is probable that the Bank will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When a loan is impaired, the Bank measures impairment based on either (a) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective rate, (b) the observable market price of the impaired loans, or (c) the fair value of the collateral of a collateral-dependent loan. The Bank selects the measurement method on a loan-by-loan basis, except for collateral-dependent loans for which foreclosure is probable must be measured at the fair value of the collateral. In a troubled debt restructuring involving a restructured loan, the Bank measures impairment by discounting the total expected future cash flows at the loan's original effective rate of interest. The provision for loan loss is debited or credited in order to state the allowance for loan losses to the required level as determined above.

     Interest income is accrued as earned on a simple interest basis. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. When a loan is placed on such non-accrual status, all accumulated accrued interest receivable, applicable to periods prior to the current year, is charged off to the allowance for loan losses. Interest which had accrued in the current year is reversed out of current period income. Until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of such payments as interest at which time the loan is returned to accruing status. Loans 90 days or more past due and still accruing interest must have both principal and accruing interest adequately secured and must be in the process of collection.

 BANK PREMISES AND EQUIPMENT

     Bank premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation expense is computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the improvements or the terms of the related leases.

     Maintenance and repairs are charged to expense as incurred and improvements are capitalized. The cost and accumulated depreciation relating to premises and equipment retired or otherwise disposed of are eliminated from the accounts and any resulting gains or losses are credited or charged to income.

 OTHER REAL ESTATE OWNED

     Assets acquired through, or in lieu of, loan foreclosures are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis.

     Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower carrying amount of fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                           DECEMBER 31, 1999 AND 1998

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
 MORTGAGE SERVICING

     Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

 GOODWILL

     Goodwill, representing the excess of the purchase price over the fair value of the net assets acquired from WEFG, is being amortized on a straight-line basis over its estimated useful life of 25 years. The Company, at each balance sheet date, evaluates the recovery of the carrying amount of goodwill by determining if any impairment indicators are present. These indicators include duplication of resources resulting from acquisitions, income derived from businesses acquired and other factors. If this review indicates that goodwill will not be recoverable, as principally determined based on the estimated undiscounted cash flows of the acquired entity over the remaining amortization period, the Company's carrying value of the goodwill is reduced by the estimated shortfall of discounted future cash flows.

 TRANSFERS OF FINANCIAL ASSETS

     Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

 LONG-LIVED AND INTANGIBLE ASSETS

     The Bank accounts for long-lived and intangible assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. The Statement requires that long-lived and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                           DECEMBER 31, 1999 AND 1998

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

 RESTRICTIONS ON CASH AND DUE FROM BANKS

     The Bank is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank in a non-interest bearing account. The reserve balances required to be maintained in cash on hand and/or in balances at the Federal Reserve Bank were $918 thousand and $426 thousand at December 31, 1999 and 1998, respectively.

 STATEMENT OF CASH FLOWS

     Cash and cash equivalents are defined as cash on hand, cash items in the process of collection, amounts due from banks and federal funds sold with an original maturity of three months or less.

 MANAGEMENT STOCK OPTION PLAN

     SFAS No. 123, "Accounting for Stock- Based Compensation," encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB Opinion) No. 25, "Accounting for Stock Issued to Employees", whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's management stock option plan have no intrinsic value at the grant date, and under APB Opinion No. 25 no compensation is recognized for them. The Company has elected to continue with the accounting methodology in APB Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

 RETIREMENT PLAN

     The Company has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue Code for all eligible employees. An eligible employee may elect to contribute to the 401(k) plan in the form of deferrals of between 1% and 15% of the total base compensation that would otherwise be payable to the employee. Employee contributions are fully vested and non-forfeitable at all times. The 401(k) plan permits contributions by the Company. In 1999 the Company matched 50% of the employees' contributions up to 6% of the participant's base salary. The Company did not make a matching contribution in 1998. The Company accrues costs as incurred. Expenses accrued toward contributions to this plan amounted to $34,000 and $-0- for the years ended December 31, 1999 and 1998, respectively.

 EARNINGS (LOSS) PER COMMON SHARE

     The Company computes basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing the net income (loss) to

                    ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                           DECEMBER 31, 1999 AND 1998

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

common shareholders for the year by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing the net income (loss) available to common shareholders for the year by the weighted-average number of common stock and potential common stock outstanding during the year, to the extent that such potential common stock is dilutive. Potential common stock consists of the shares issuable pursuant to the exercise of stock options. Since the potential common stock for the year ended December 31, 1999 and for the period from January 22, 1998 through December 31, 1998 is antidilutive, basic earnings (loss) per share is equal to the diluted net earnings (loss) per share for each year.

     Prior to January 1, 1999, the capital structure of the Company provided for the dividend rights of Class A common shareholders to be different than the dividend rights of the Class B common shareholders. Accordingly, the "two class" method of computing earnings per share was used. Under the "two class" method, net earnings is allocated based on a formula that determines earnings per share for each class of common stock according to dividends declared. Effective January 1, 1999, the Company adopted a new dividend policy whereby the Class A and Class B common shareholders will be treated equally in the amount and terms of dividends declared and the form of payment of dividends. Earnings per share for the year ended December 31, 1999 are not presented under the "two class" method.

     On January 22, 1999 the Board of Directors declared a 4.4% dividend paid to Class A shareholders in shares of the Company's Class B common stock. Due the different dividend rights of the two classes of stock and the preferential nature of this dividend, the issuance of the Class B share dividend has been reflected in earnings (loss) per share from the date of issuance.

     On December 17, 1999 the Board of Directors declared and annual dividend of $1.00 per Class A share, payable in Class B common stock to all shareholders of record of Class A common stock as of December 31, 1999. In order to treat the holders of Class B common stock similarly as the holders of the Class A common stock, the Board of Directors declared a 12.91% stock dividend on the Company's Class B common stock to be paid to the holders of the Class B common stock as of December 31, 1999. For purposes of the earnings (loss) per share, the issuance of this Class B stock dividend has been effected as of January 1, 1998. The basic and diluted weighted average number of shares outstanding and net earnings (loss) per share information for 1998 has been restated to reflect the effects of this stock dividend.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                           DECEMBER 31, 1999 AND 1998

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
     The following table presents the computation of basic and diluted earnings per share:

                                                              YEAR ENDED                      YEAR ENDED
                                                             DECEMBER 31,                    DECEMBER 31,
                                                                 1999                            1998
                                                            --------------                  -------------
                                                                                CLASS A        CLASS B         TOTAL
                                                                             ------------   -------------   ----------
                                                             (IN THOUSANDS, EXCEPT SHARES AND PER SHARE INFORMATION)
Net Income (loss) .......................................    $       252                                      $ (491)
                                                             ===========
Less: Class A dividend ..................................                     $     444                         (444)
                                                                              =========                       ------
Loss attributable to Class B shareholders ...............                                     $   (935)       $ (935)
                                                                                              ========        ======
Weighted average number of shares of common stock........      2,733,459        888,881        836,778
Additional dilutive shares related to stock options .....             --             --             --
                                                             -----------      ---------       --------
Total weighted average common shares and
 equivalents outstanding for dilutive earnings per
 share computation ......................................      2,733,459        888,881        836,778
                                                             ===========      =========       ========
Basic earnings (loss) per share .........................    $      0.09      $    0.50       $  (1.12)
Diluted earnings (loss) per share .......................    $      0.09      $    0.50       $  (1.12)


     Earnings per share for the period from January 1, 1998 through January 21, 1998 for the Predecessor Company has not been presented because it is not considered meaningful.

 COMPREHENSIVE INCOME

     On January 1, 1998, the Company adopted SFAS No. 130 which establishes standards to provide prominent disclosure of comprehensive income items. Other comprehensive income consists of net unrealized gains on investment securities available for sale. The components of other comprehensive income are as follows:

                                                                       DECEMBER 31, 1999
                                                              ------------------------------------
                                                                                          NET OF
                                                               BEFORE TAX       TAX         TAX
                                                                 AMOUNT       EFFECT      AMOUNT
                                                              ------------   --------   ----------
                                                                         (IN THOUSANDS)
   Unrealized loss on securities:
    Unrealized holding loss arising during period .........      $ (288)       $108       $ (180)
    Less reclassification adjustment
      for losses realized in net income ...................          --          --           --
                                                                 ------        ----       ------
   Other comprehensive loss, net ..........................      $ (288)       $108       $ (180)
                                                                 ======        ====       ======

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                           DECEMBER 31, 1999 AND 1998

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

                                                                       DECEMBER 31, 1998
                                                              -----------------------------------
                                                                                          NET OF
                                                               BEFORE TAX       TAX        TAX
                                                                 AMOUNT       EFFECT      AMOUNT
                                                              ------------   --------   ---------
                                                                        (IN THOUSANDS)
   Unrealized gains on securities:
    Unrealized holding loss arising during period .........      $ (32)       $  12       $ (20)
    Less reclassification adjustment
      for losses realized in net income ...................         39          (15)         24
                                                                 -----        -----       -----
   Other comprehensive income, net ........................      $   7        $  (3)      $   4
                                                                 =====        =====       =====

 ADVERTISING COSTS

     The Bank expenses advertising costs as incurred. Advertising costs were $34 thousand and $26 thousand in 1999 and 1998 respectively.

 INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 RECLASSIFICATIONS

     Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

 RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). The effective date of Statement 133 was delayed by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133." Statement 133 is now effective for all quarters of all fiscal years beginning after June 15, 2000, with an early adoption permitted. Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It is currently anticipated that the Company will adopt Statement 133 on January 1, 2001, and that Statement 133 will not have a significant financial statement impact upon adoption.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                           DECEMBER 31, 1999 AND 1998

NOTE 3--INVESTMENT SECURITIES

     The amortized cost and fair value of investment securities as of December 31, 1999 are as follows:

                                                                        DECEMBER 31, 1999
                                                      -----------------------------------------------------
                                                                        GROSS          GROSS
                                                       AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                                                          COST          GAINS         LOSSES        VALUE
                                                      -----------   ------------   ------------   ---------
                                                                         (IN THOUSANDS)
   Available for sale
    U.S. Government and Agency securities .........      $6,997          $0           $ (218)      $6,779
    Mortgage-backed securities ....................       2,155           0              (63)       2,092
    Other securities ..............................          14           0                0           14
                                                         ------          --           ------       ------
     Sub-total ....................................      $9,166          $0           $ (281)      $8,885
                                                         ======          ==           ======       ======

                                                                        DECEMBER 31, 1998
                                                      ------------------------------------------------------
                                                                        GROSS          GROSS
                                                       AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                                                          COST          GAINS         LOSSES         VALUE
                                                      -----------   ------------   ------------   ----------
                                                                          (IN THOUSANDS)
   Held to maturity
    U.S. Government and Agency securities .........     $ 1,000          $0           $  (28)      $   972
    Mortgage-backed securities ....................      17,025           0             (276)       16,749
                                                        -------          --           ------       -------
    Sub-total .....................................      18,025           0             (304)       17,721
                                                        -------          --           ------       -------
     Total securities .............................     $27,191          $0           $ (585)      $26,606
                                                        -------          --           ------       -------

     The amortized cost and fair value of investment securities as of December 31, 1998 are as follows:

                                                                        DECEMBER 31, 1998
                                                      ------------------------------------------------------
                                                                        GROSS          GROSS
                                                       AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                                                          COST          GAINS         LOSSES         VALUE
                                                      -----------   ------------   ------------   ----------
                                                                          (IN THOUSANDS)
   Avilable for sale
    U.S. Government and Agency securities .........     $ 4,500         $  1          $  (4)       $ 4,497
    Mortgage-backed securities ....................       4,870           11             (1)         4,880
    Other securities ..............................          14            0              0             14
                                                        -------         ----          -----        -------
     Total ........................................     $ 9,384         $ 12          $  (5)       $ 9,391
                                                        =======         ====          =====        =======

     At December 31, 1998, the Company had no investment securities classified as held to maturity.

     The carrying value of securities pledged to secure deposits and for other purposes required or permitted by law amounted to approximately $10,554 thousand and $-0- at December 31, 1999 and December 31, 1998, respectively.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                           DECEMBER 31, 1999 AND 1998

NOTE 3--INVESTMENT SECURITIES--(CONTINUED)
     The amortized cost and estimated fair value of the Company's investment and mortgaged backed securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 DECEMBER 31, 1999
                                               ----------------------
                                                 AVAILABLE FOR SALE
                                               ----------------------
                                                AMORTIZED      FAIR
                                                   COST        VALUE
                                               -----------   --------
                                                   (IN THOUSANDS)
   Due in one year or less .................        500         497
   Due from one year to five years .........      6,497       6,282
   Mortgage-backed securities ..............      2,155       2,092
   Other securities ........................         14          14
                                                  -----       -----
                                                  9,166       8,885
                                                  =====       =====

                                                  HELD TO MATURITY
                                               -----------------------
                                                AMORTIZED       FAIR
                                                   COST        VALUE
                                               -----------   ---------
                                                   (IN THOUSANDS)
   Due from one year to five years .........       1,000         972
   Mortgage-backed securities ..............      17,025      16,749
                                                  ------      ------
                                                  18,025      17,721
                                                  ======      ======

     Proceeds from the sales of securities classified as available for sale were $2,916 thousand in 1998 while no securities were sold during 1999. The Company realized no securities gains in 1999 and $3 thousand in the year ended December 31, 1998. The Company realized no securities losses in 1999 and $42 thousand in the year ended December 31, 1998.

                    ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                          DECEMBER 31, 1999 AND 1998

NOTE 4--LOANS

     The following schedule presents the components of loans by type, as of December 31, 1999 and December 31, 1998.

                                                                       DECEMBER 31,
                                                      ----------------------------------------------
                                                         1999         1998
                                                      ----------   ---------
                                                        AMOUNT      PERCENT      AMOUNT      PERCENT
                                                      ----------   ---------   ----------   --------
                                                            (IN THOUSANDS, EXCEPT PERCENTAGES)
   Commercial and Industrial ......................    $ 20,380        20%      $10,701         22%
   Real Estate Non-Residential Properties .........      61,416        60%       30,465         64%
   Residential Properties .........................      10,824        11%        3,694          8%
   Construction ...................................       7,148         7%        1,912          4%
   Consumer .......................................       1,534         2%          963          2%
                                                       --------        --       -------         --
   Gross loans ....................................    $101,302       100%      $47,735        100%
                                                                      ===                      ===
   less: net deferred fees ........................         445                     321
                                                       --------                 -------
   Total loans ....................................     100,857                 $47,414
   less: allowance for loan losses ................       1,017                     602
                                                       --------                 -------
   Net loans ......................................    $ 99,840                 $46,812
                                                       ========                 =======

     Changes in the allowance for loan losses are as follows:

                                             YEAR ENDED DECEMBER
                                                     31,
                                            ---------------------
                                               1999        1998
                                            ---------   ---------
                                            (DOLLARS IN THOUSANDS)
   Balance at beginning of year .........    $  602      $  378
   Provision for loan losses ............       525         385
   Charge-offs ..........................      (178)       (199)
   Recoveries ...........................        68          38
                                             ------      ------
   Ending Balance .......................    $1,017      $  602
                                             ======      ======

     Loans with unpaid principal balances of $195 thousand and $109 thousand were 90 days or more contractually delinquent or on nonaccrual status at December 31, 1999 and December 31, 1998, respectively.

     The balance of impaired loans was $154 and $0 at December 31, 1999 and 1998 respectively. The Bank has identified a loan as impaired when it is probable that principal and interest will not be collected according to the contractual terms of the loan agreement. The allowance for loan loss associated with impaired loans was $37 thousand and $0 at December 31, 1999 and 1998, respectively. The average recorded investment in impaired loans was approximately $37 thousand and $446 thousand for the years ended December 31, 1999 and 1998 respectively. No income was recognized on impaired loans in 1999 and approximately $40 thousand in income was recognized during the year ended December 31, 1998. No cash was collected on impaired loans during 1999. Total cash collected for the year ended December 31, 1998 was approximately $42 thousand, of which approximately $40 thousand was applied to interest and $2 thousand was applied to the principal balance outstanding.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                           DECEMBER 31, 1999 AND 1998

NOTE 4--LOANS--(CONTINUED)
Interest which would have been accrued on impaired loans for the years ended December 31, 1999 and 1998, was approximately $1 thousand in each year.

     A loan having a carrying value of $108 thousand was transferred to foreclosed real estate in 1999, and no loans were transferred to foreclosed real estate in 1998.

NOTE 5--PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows:

                                                                                DECEMBER 31,
                                                            ESTIMATED     -------------------------
                                                          USEFUL LIVES        1999          1998
                                                         --------------   -----------   -----------
                                                                               (IN THOUSANDS)
   Furniture and equipment ...........................   3 - 7  Years      $  2,143      $  1,842
   Leasehold improvements ............................   5 - 15 Years         1,238           621
                                                                           --------      --------
                                                                           $  3,381      $  2,463
   Accumulated depreciation and amortization .........                       (1,540)       (1,350)
                                                                           --------      --------
                                                                           $  1,841      $  1,113
                                                                           ========      ========

NOTE 6--DEPOSITS

     Deposits are summarized as follows:

                                                     DECEMBER 31,
                                               ------------------------
                                                   1999         1998
                                               -----------   ----------
                                                    (IN THOUSANDS)
   Non-interest bearing demand .............    $ 29,235      $20,129
   Savings, NOW and money market ...........      46,884       21,239
   Time deposits, under $100,000 ...........      20,187       11,570
   Time deposits, $100,000 and over.........      13,967        7,780
                                                --------      -------
                                                $110,273      $60,718
                                                ========      =======

     At December 31, 1999, the scheduled maturities of time deposits are as follows:

                       (IN THOUSANDS)
                      ---------------
  2000 ............       $31,985
  2001 ............         1,422
  2002 ............           503
  2003 ............            56
  2004 ............           188
                          -------
                          $34,154
                          =======

                    ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                           DECEMBER 31, 1999 AND 1998

NOTE 7--OTHER BORROWED FUNDS

     The Company has a $ 4 million unsecured Federal funds overnight borrowing line of credit and a secured line of credit with a correspondent bank. At December 31, 1999 the Company had a balance of $571 thousand drawn on the unsecured line of credit. The Company's unencumbered investment securities are the collateral for the secured line of credit and serve to determine the total amount available under the line.

     The Company entered into a $9.0 million repurchase agreement during the October 1999. The funds received in the repurchase transaction were used toward the purchase of a $10.1 million, 20 year, FHLMC mortgage-backed security which is the security sold under the agreement. The borrowings under the repurchase agreement mature $3.1 million in one year, $3.0 million in two years and $2.9 million in three years. The cost of the one year borrowing is 6.04%, the two year borrowing is at 6.25% and the three year borrowing is at 6.45%. At each maturity date management will evaluate whether to replace the borrowings or pay them off using Company funds.

     Information concerning securities sold under agreements to repurchase during the year ended December 31, 1999 is summarized as follows:

                                                                        (DOLLARS IN THOUSANDS)
                                                                       -----------------------
   Average balance during the year .................................           $ 1,819
   Average interest rate during the year ...........................              6.24%
   Maximum month end balance during the year .......................           $ 9,000
   Mortgage-backed securities underlying the agreements at year end:
   Carrying value ..................................................           $10,056
   Estimated fair value ............................................           $ 9,890


     Securities underlying the agreement were held by the counterparty.

NOTE 8--INCOME TAXES

     Income tax expense is comprised of the following:

                                          YEARS ENDED
                                          DECEMBER 31,
                                        ----------------
                                         1999      1998
                                        ------   -------
                                         (IN THOUSANDS)
   Current
    Federal .........................    $273     $-0-
    State ...........................      31      -0-
                                         ----     ---
                                         $304     $-0-
                                         ----     ---
   Deferred
    Federal .........................    $ 72     $-0-
    State ...........................       8      -0-
                                         ----     ---
                                         $ 80     $-0-
                                         ----     ---
   Total income tax expense .........    $384     $-0-
                                         ====     ===

                    ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                          DECEMBER 31, 1999 AND 1998

NOTE 8--INCOME TAXES--(CONTINUED)
     The income tax provision reconciled to the tax computed at the statutory federal rate was as follows:

                                                        YEARS ENDED DECEMBER
                                                                 31,
                                                       ----------------------
                                                         1999         1998
                                                       --------   -----------
                                                           (IN THOUSANDS)
   Tax at statutory rate of 34% ....................     $216       $  (167)
   State taxes, net of federal tax benefit .........       19            (9)
   Non-deductible goodwill .........................       52            51
   Tax exempt income ...............................        0           (24)
   Other non-deductible items ......................       13             3
   Increase in valuation allowance .................       90           116
   Other ...........................................       (6)           30
                                                         -----      -------
   Total provision .................................     $384       $   -0-
                                                         ====       =======

     The net deferred tax asset consisted of the following:

                                                                             YEARS ENDED DECEMBER
                                                                                      31,
                                                                             ---------------------
                                                                                1999        1998
                                                                             ----------   --------
                                                                                (IN THOUSANDS)
   Deferred tax assets (liabilities)
    Net operating loss carryforward ......................................     $  398      $  491
    Premises and equipment ...............................................         68          17
    Sale of SBA loans ....................................................        (86)        (81)
    Allowance for loan losses ............................................        185         117
    Unrealized loss (gain) on securities Available for sale ..............        105          (3)
    Other ................................................................          0          11
                                                                               ------      ------
    Total deferred tax asset .............................................        670         552
   Valuation allowance ...................................................       (206)       (116)
                                                                               ------      ------
    Net deferred tax asset ...............................................        464         436
   Less: asset at beginning of year ......................................       (436)       (439)
   Change in unrealized (loss) gain on securities available for sale .....       (108)          3
                                                                               ------      ------
   Provision for deferred income taxes ...................................     $  (80)     $    0
                                                                               ======      ======

     The valuation allowance for deferred tax assets as of December 31, 1999 and 1998 was $206 thousand and $116 thousand, respectively. The net change in the total valuation allowance for the years ended December 31, 1999 and 1998 was an increase of $90 thousand and $116 thousand, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

     At December 31, 1999, the Company had unused net operating loss carryforwards of approximately $1.1 million for Federal and Florida income tax purposes expiring in various amounts from the 2006 through 2008. The loss carryforward reflects the maximum benefit that could be obtained from the net operating losses due to limitations under Internal Revenue Code Section 382.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                          DECEMBER 31, 1999 AND 1998

NOTE 9--STOCKHOLDERS' EQUITY

     The total authorized capital stock of Admiralty consists of 5,000,000 shares of common stock and 2,000,000 shares of preferred stock.

     Admiralty established Class A Common Stock which possess all such rights and privileges as are afforded to capital stock by law and shall also possess the following rights, privileges and limitations:

      DIVIDENDS

   The holder of each share of Class A Common Stock shall be entitled to receive out of any funds legally available therefore, when and as declared by the Board of Directors, preferential dividends thereon at the annual rate of ten percent (10%) per annum based upon a $10.00 per share stated value, payable semiannually on June 30 and December 31, or on such other date or dates as may be determined by the Board of Directors. The Directors have elected to pay the Class A dividend on an annual basis. Those dividends shall be non-cumulative and may be paid either in cash or in shares of the Company's Class B Common Stock, at the discretion of the Company's Board of Directors. No dividends shall be declared, or paid or set apart for payment on the Company's Class B Common Stock (described below) for any period unless the most recently required dividend is paid on the Class A Common Stock. Holders of shares of the Class A Common Stock shall not be entitled to any dividends, whether payable in cash, property or stock, in excess of the non-cumulative dividends, as herein provided, on the Class A Common Stock, unless specially declared by the Board of Directors.

      VOTING RIGHTS

   Holders of Class A Common Stock shall have the right to vote at any meeting of stockholders or otherwise and shall be entitled to notice of any such meeting. Each share of Class A Common Stock is entitled to one vote per share, and unless otherwise required by law, the Class A Common Stock will vote with the Class B Common Stock together as a single class.

      CONVERSION RIGHTS

   VOLUNTARY CONVERSION. Each share of Class A Common Stock is convertible, at the option of the holder, into one share of Class B Common Stock, at any time or from time to time.

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

   The conversion rate set forth above is subject to adjustment in the event of payment of certain stock dividends, stock split-ups or combinations or other similar recapitalizations, to ensure that a

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                           DECEMBER 31, 1999 AND 1998

     NOTE 9--STOCKHOLDERS' EQUITY--(CONTINUED)

   holder of the Class A Common Stock does not have his interests in the Company diluted through such transaction. Due to a 12.91% stock dividend paid in January 2000 to all shareholders of record on December 31, 1999, each share of class A common stock is now convertible into 1.1291 shares of Class B common stock.

     Admiralty also established Class B Common Stock which possess all such rights and privileges as are afforded to capital stock by law. Voting rights, with regard to any items upon which the Class B Common Stock shall be required or entitled to vote, the Class B Common Stock shall vote together with the Class A Common Stock as a single class, except as otherwise required by law.

     On March 22, 1999, the Board of Directors resolved to treat both classes of the Company's stock equally, in terms of the amount of dividends declared and the form of payment of dividends. This resolution and new dividend policy was effective January 1, 1999. However, the resolution specifically excepts the January, 1999 dividend paid to Class A shareholders which represented the dividend on Class A shares for the second half of 1998.

     The Company also has outstanding 1,089,594 warrants to purchase Class B common stock at $9.74 per share for a period commencing January 22, 1998 and ending January 21, 2002. The expiration date of the warrants is subject to acceleration as described in Note 16 - Plan of Merger and Recapitalization.

NOTE 10--COMMITMENTS AND CONTINGENCIES

 OPERATING LEASES

     The Bank utilizes certain office space and equipment under operating leases expiring through 2010. Total rent expense under such operating leases, included in occupancy expense, was approximately $616 thousand and $352 thousand for the years ended December 31, 1999 and 1998, respectively.

     Approximate minimum payments under non-cancelable operating leases for the period ending December 31, are as follows:

   2000 ...............    $   623,000
   2001 ...............        598,000
   2002 ...............        599,000
   2003 ...............        579,000
   2004 ...............        416,000
   Thereafter .........      1,575,000
                           -----------
                           $ 4,390,000
                           ===========

 OTHER

     The Bank is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the outcome of this litigation will not have a significant effect on the accompanying financial statements.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                           DECEMBER 31, 1999 AND 1998

NOTE 11--MANAGEMENT STOCK OPTION PLAN

     In May 1998, the Board of Directors of the Company approved the 1998 Management Stock Option Plan (the Management Plan), which provides for options to purchase up to 372,613 shares (adjusted for the recent stock dividend) of Class B stock to be issued to members of the Board of Directors and management of the Company, the Bank and any other subsidiaries which the Company acquires or incorporates in the future.

     The Management Plan provides for the granting of both incentive options and nonstatutory options. Incentive stock options may be granted at an exercise price of not less than 100% of the fair market value of the Class B stock on the date of the grant. The option price for nonstatutory options may not be less than 100% of the fair market value of the Class B stock on the date of grant. The Board of Directors has discretion to set the actual exercise price of any option within the foregoing parameters. The options, which have a term of 10 years when issued, vest either immediately or over a period specified by the Board.

     The Management Plan is a fixed stock option plan accounted for under APB Opinion No. 25 and related interpretations. Had compensation cost for the plans been determined based on the fair value of options at the grant dates consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and earnings per share for the Class B Common Stock would have been reduced to the pro forma amounts indicated below for the periods presented.

                                                   YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                      1999           1998
                                                 -------------   ------------
                                                  (IN THOUSANDS, EXCEPT PER
                                                         SHARE DATA)
   Net income (loss)
    As reported ..............................     $    252        $   (491)
    Pro forma ................................     $   (338)       $ (1,745)
   Basic and diluted loss per share--Class B
    As reported ..............................          n/a        $  (1.12)
    Pro forma ................................          n/a        $  (2.62)
   Basic and diluted earnings (loss) per share
    As reported ..............................     $   0.09             n/a
    Pro forma ................................     $  (0.12)            n/a

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999 and 1998: no dividend yield; expected volatility of 60%; expected lives of five years for all options; and a risk free interest rate of 6.04% and 5.48% for 1999 and 1998, respectively.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                           DECEMBER 31, 1999 AND 1998

NOTE 11--MANAGEMENT STOCK OPTION PLAN--(CONTINUED)
     A summary of the status of the Company's fixed stock option plans as of December 31, 1999 and 1998, and changes for the years then ended is as follows:


                                                                    YEARS ENDED DECEMBER 31,
                                                       --------------------------------------------------
                                                                 1999                       1998
                                                       -------------------------   ----------------------
                                                                       WEIGHTED                  WEIGHTED
                                                                        AVERAGE                  AVERAGE
                                                                       EXERCISE                  EXERCISE
                                                          NUMBER         PRICE       NUMBER       PRICE
                                                       ------------   ----------   ----------   ---------
   Option outstanding at beginning of year .........      260,825       $ 9.30          -0-      $  -0-
   Options granted .................................      139,454         8.59      260,825        9.30
   Options exercised ...............................      (27,666)        9.30          -0-         -0-
   Options forfeited ...............................          -0-          -0-          -0-         -0-
                                                          -------       ------      -------      ------
   Options outstanding at end of year ..............      372,613       $ 9.05      260,825      $ 9.30
   Options exercisable at end of year ..............      357,370       $ 9.11      249,534      $ 9.30
                                                          =======       ======      =======      ======
   Weighted average fair value of options
     granted during year ...........................                    $ 4.39                   $ 5.24
                                                                        ======                   ======

     The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                             OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
            ------------------------------------------------------   -------------------------------
                                     WEIGHTED
                                     AVERAGE                                                WEIGHTED
                   NUMBER           REMAINING         WEIGHTED              NUMBER          AVERAGE
 EXERCISE      AT OUTSTANDING      CONTRACTUAL         AVERAGE          EXERCISABLE AT      EXERCISE
  PRICES     DECEMBER 31, 1999         LIFE        EXERCISE PRICE     DECEMBER 31, 1999      PRICE
---------   -------------------   -------------   ----------------   -------------------   ---------
  $9.30           316,154           8.6 years     $9.30                    316,154           $9.30
  $9.29             1,130           8.8 years     $9.29                      1,130           $9.29
  $7.59            49,118           9.8 years     $7.59                     36,698           $7.59
  $7.58               565           9.8 years     $7.58                        565           $7.58
  $7.53             5,646          10.0 years     $7.53                      2,823           $7.53
                  -------                                                  -------
                  372,613                                                  357,370
                  =======                                                  =======

NOTE 12--RELATED PARTY TRANSACTIONS

     The Bank has made in the past and, assuming continued satisfaction of generally applicable credit standards, expects to continue to make loans to directors, executive officers and their associates, (i.e., corporations or organizations for which they serve as officers or directors or in which they have beneficial ownership interests of ten percent or more). These loans have all been made in the ordinary course of the Bank's business on substantially the same items, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. In addition, Bank Directors and Officers keep depository balances with the Bank. The aggregate dollar amount of these

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                           DECEMBER 31, 1999 AND 1998

NOTE 12--RELATED PARTY TRANSACTIONS--(CONTINUED)

loans was $5.5 million and $982 thousand at December 31, 1999 and 1998, respectively. For the year ended December 31, 1999, $5.5 million in funds were disbursed and $791 thousand of principal repayments were received.

     The Bank's branches in Boca Raton and Jupiter are leased from entities owned by certain members of the Company's Board of Directors. The aggregate rental payment due under these two leases will be approximately $246 thousand per year. The Company believes that these leases represent fair market value, and are comparable to terms which the Bank could have obtained from unaffiliated parties.

NOTE 13--FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATION OF CREDIT RISKS

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

     The Bank does not always require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

                                                          DECEMBER 31,
                                                      ---------------------
                                                         1999        1998
                                                      ---------   ---------
                                                         (IN THOUSANDS)
   Unfunded lines of credit .......................    $2,230      $1,216
   Standby letters of credit ......................       399         149
   Unfunded construction loan commitments .........     2,983       4,145
   Unfunded commercial loan commitments ...........     8,964       9,966

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

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                          DECEMBER 31, 1999 AND 1998

NOTE 13--FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATION OF CREDIT RISKS--(CONTINUED)

     Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements.

     The Bank has not been required to perform on any financial guarantees during the past year. The Bank has not incurred any losses on its commitments in 1999 or 1998.

NOTE 14--FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Fair values have been estimated using data which management considered the best available, as generally provided by estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies, resulting fair values and recorded carrying amounts are as follows:

     Fair value of loans and deposits with floating interest rates is generally presumed to approximate the recorded carrying amounts.

     Fair value of financial instruments actively traded in a secondary market has been estimated using quoted market prices.

                                                                1999                      1998
                                                      ------------------------   -----------------------
                                                                    ESTIMATED                  ESTIMATED
                                                       CARRYING        FAIR       CARRYING       FAIR
                                                        AMOUNT        VALUE        AMOUNT        VALUE
                                                      ----------   -----------   ----------   ----------
                                                                        (IN THOUSANDS)
   Cash and cash equivalents ......................    $ 5,136       $ 5,136      $17,296      $17,296
                                                       -------       -------      -------      -------
   Investment securities, including Federal Reserve
     Bank and FHLB stock ..........................    $27,682       $27,378      $10,074      $10,074
                                                       =======       =======      =======      =======

     The fair value of the total loan portfolio has been estimated using present value cash flows, discounted at the approximate current market rates adjusted for non-interest operating costs, and giving consideration to estimated prepayment risk and credit loss factors.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                           DECEMBER 31, 1999 AND 1998

NOTE 14--FAIR VALUE OF FINANCIAL INSTRUMENTS--(CONTINUED)

                               1999                      1998
                     ------------------------   -----------------------
                                   ESTIMATED                  ESTIMATED
                      CARRYING        FAIR       CARRYING       FAIR
                       AMOUNT        VALUE        AMOUNT        VALUE
                     ----------   -----------   ----------   ----------
                                       (IN THOUSANDS)
   Loans .........    $99,840       $99,014      $46,812      $46,790
                      =======       =======      =======      =======

     Fair value of financial instruments with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market for similar assets and liabilities. Fair value of financial instrument liabilities with no stated maturities has been estimated to equal the carrying amount (the amount payable on demand).

                                                              1999                      1998
                                                    ------------------------   -----------------------
                                                                  ESTIMATED                  ESTIMATED
                                                     CARRYING        FAIR       CARRYING       FAIR
                                                      AMOUNT        VALUE        AMOUNT        VALUE
                                                    ----------   -----------   ----------   ----------
                                                                      (IN THOUSANDS)
   Deposits with stated maturities ..............    $34,154       $34,296      $19,350      $19,396
                                                     =======       =======      =======      =======
   Deposits with no stated maturities ...........    $76,119       $76,119      $41,368      $41,368
                                                     =======       =======      =======      =======
   Borrowing with stated maturities .............    $ 9,000       $ 9,054      $   -0-      $   -0-
                                                     =======       =======      =======      =======
   Borrowings with no stated maturities .........    $   571       $   571      $   -0-      $   -0-
                                                     =======       =======      =======      =======

     The fair value of commitments to originate loans and other off-balance sheet instruments is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, the fair value also considers the difference between current levels of interest and the committed rates. As of December 31, 1999 and December 31, 1998 the fair value of these commitments, which are primarily comprised of floating rate loan commitments priced to market at funding, with notional amounts of $14.6 million and $15.5 million respectively, was immaterial.

     The fair value of other financial instruments, including interest receivable and interest payable, approximates the carrying value due to the short term nature of these instruments.

NOTE 15--REGULATORY MATTERS

     The Bank, as a state-chartered, Federal Reserve member bank, is subject to regulatory dividend restrictions. Under such restrictions, the Bank may not, without prior regulatory approval, declare cash dividends.

     The Bank is subject to various regulatory and capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                           DECEMBER 31, 1999 AND 1998

NOTE 15--REGULATORY MATTERS--(CONTINUED)

involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

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

                                                                   DECEMBER 31, 1999
                                        -----------------------------------------------------------------------
                                                                                        TO BE WELL CAPITALIZED
                                                                     FOR CAPITAL        UNDER PROMPT CORRECTIVE
                                               ACTUAL             ADEQUACY PURPOSES        ACTION PROVISIONS
                                        ---------------------   ---------------------   -----------------------
                                                                (DOLLARS IN THOUSANDS)
Total Capital
  (to risk weighted assets) .........    $15,131     13.28%      $>9,114     >8.00%      $>11,392      >10.00%
                                                                  =          =            =            =
Tier I Capital
  (to risk weighted assets) .........    $14,114     12.39%      $>4,557     >4.00%      $ >6,835       >6.00%
                                                                  =          =             =            =
Tier I Capital
  (to average assets) ...............    $14,114     10.74%      $>5,258     >4.00%      $ >6,573       >5.00%
                                                                  =          =             =            =

                                                                  DECEMBER 31, 1998
                                        ----------------------------------------------------------------------
                                                                                        TO BE WELL CAPITALIZED
                                                                     FOR CAPITAL        UNDER PROMPT CORRECTIVE
                                               ACTUAL             ADEQUACY PURPOSES       ACTION PROVISIONS
                                        ---------------------   ---------------------   ----------------------
                                                                (DOLLARS IN THOUSANDS)
Total Capital
  (to risk weighted assets) .........    $14,073     25.41%      $>4,430     >8.00%      $>5,538      >10.00%
                                                                  =          =            =           =
Tier I Capital
  (to risk weighted assets) .........    $13,471     24.33%      $>2,215     >4.00%      $>3,323       >6.00%
                                                                  =          =            =            =
Tier I Capital
  (to average assets) ...............    $13,471     19.21%      $>2,805     >4.00%      $>3,507       >5.00%
                                                                  =          =            =            =

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                           DECEMBER 31, 1999 AND 1998

NOTE 16--PLAN OF MERGER AND RECAPITALIZATION

     During September 1997, Admiralty entered into an Agreement and Plan of Merger (the Agreement) with WEFG. Pursuant to the terms of the Agreement, all then existing shareholders of WEFG had their interests in WEFG cancelled in exchange for a cash payment equal to 1.85 times the shareholders' equity of WEFG. The consideration paid to WEFG shareholders upon consummation of the acquisition was $7.5 million. Additionally, Admiralty paid a finder fee of $500 thousand, payable in 50,000 shares of Class B Common Stock, to the former Chairman of the Board of WEFG in conjunction with the sale of WEFG to Admiralty. This fee was considered additional consideration in the purchase WEFG. In connection with this transaction, Admiralty was merged into WEFG and WEFG then changed its name to Admiralty Bancorp, Inc. This transaction was accounted for under the purchase method of accounting and accordingly, the results of operation for the year ended December 31, 1998, include only the results of operations of WEFG from the date of acquisition, January 22, 1998. The acquisition resulted in the Company recording $3.9 million of goodwill which is being amortized on a straight-line basis over 25 years. Amortization expense for the years ended December 31, 1999 and 1998 was $154 thousand and $147 thousand respectively.

     The following represents the unaudited pro forma financial information of Admiralty as if the acquisition occurred on January 1, 1998. The pro forma information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the transaction actually taken place.

                                            UNAUDITED
                                            PRO FORMA
                                     ----------------------
                                           YEAR ENDED
                                        DECEMBER 31, 1998
                                     ----------------------
                                      (IN THOUSANDS, EXCEPT
                                         PER SHARE DATA)

   Interest income ...............          $ 4,249
   Interest expense ..............            1,165
                                            -------
   Net interest income ...........          $ 3,084
                                            =======
   Net income (loss) .............          $  (444)
                                            =======
   Net income (loss) per share
    Class A Common Stock .........          $  0.50
    Class B Common Stock .........          $ (1.06)

     The organizers of Admiralty recapitalized the Company through $8,000,000 in new capital raised through a private placement of the Company's Class A Units, consisting of one share of Class A Common Stock, no par value (the Class A Stock) and one Class B Common Stock Purchase Warrant (the Class B Stock). Holders of the warrants are entitled to purchase 903,286 shares of the Class B Stock. Each Class A Unit had a purchase price of $10.00. In addition, to compensate directors of the Company for their time and efforts in organizing the Company and consummating the Change in Control, the Board of Directors of the Company awarded warrants to purchase 169,371 shares of Class B common stock in the aggregate to members of the Board of Directors of the Company and, as part of the consideration in the Change in Control, the Company issued warrants to purchase 16,937 shares of common stock to the former majority shareholder of WEFG. Each of these warrants entitles the holder to purchase one share of the Class B Stock, at a purchase price of $9.74 per share,

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                           DECEMBER 31, 1999 AND 1998

NOTE 16--PLAN OF MERGER AND RECAPITALIZATION--(CONTINUED)

for a period commencing January 22, 1999, and ending January 21, 2002. The expiration date of the warrants is subject to acceleration as provided below and any warrant not exercised on or before the expiration date shall expire and shall not thereafter be exercisable. The Class A Common Stock can also be converted into shares of Class B Common Stock at the option of the holders of the Class A Common Stock. Additionally, in connection with the formation of Admiralty, the organizers received 88,881 shares of Class A Common Stock and 133,320 shares of Class B Common Stock for $150,000 of consideration.

     The Company has the right to accelerate the expiration date of the warrants in the event that (i) the Class B stock is traded on a nationally recognized securities exchange or on the NASDAQ National or SmallCap Market, and (ii) the Class B stock has traded at $13.28 or above and has not traded below $13.28 per share for 20 consecutive trading days. In the event these conditions are met, the Company may, but is not obligated, to issue a notice of acceleration to each warrant holder. Upon issuance of the notice, the warrants will expire 30 days after the date of notice. To the extent the Company issues the notice of acceleration, it will be required to redeem each outstanding but unexercised warrant for a price of $0.09 per warrant upon the expiration of the warrants.

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

                                        ADMIRALTY BANCORP, INC.

                                        By: /s/ WARD KELLOGG
                                           -------------------------------------
                                                Ward Kellogg
                                                President and Chief Executive
                                                Officer

Dated:

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              NAME                                     TITLE                             DATE
--------------------------------   ---------------------------------------------   ---------------
/s/  WARD KELLOGG                  President and Chief Executive Officer           March 24, 2000
--------------------------------
     Ward Kellogg

/s/  KEVIN M. SACKET               Treasurer                                       March 24, 2000
--------------------------------   (Principal Accounting and Financial Officer)
     Kevin M. Sacket

/s/  BRUCE A. MAHON                Chairman of the Board                           March 24, 2000
--------------------------------
     Bruce A. Mahon

/s/  DAVID B. DICKENSEN            Director                                        March 24, 2000
--------------------------------
     David B. Dickensen

/s/  LESLIE E. GOODMAN             Director                                        March 24, 2000
--------------------------------
     Leslie E. Goodman

/s/  THOMAS L. GRAY, JR.           Director                                        March 24, 2000
--------------------------------
     Thomas L. Gray, Jr.

/s/  THOMAS J. HANFORD             Director                                        March 24, 2000
--------------------------------
     Thomas J. Hanford

/s/  SIDNEY L. HOFING              Director                                        March 24, 2000
--------------------------------
     Sidney L. Hofing

/s/  PETER L.A. PANTAGES           Director                                        March 24, 2000
--------------------------------
     Peter L.A. Pantages


              NAME                                     TITLE                             DATE
--------------------------------   ---------------------------------------------   ---------------
/s/  RICHARD P. ROSA                Director                                       March 24, 2000
--------------------------------
     Richard P. Rosa

/s/  CRAIG A. SPENCER               Director                                       March 24, 2000
--------------------------------
     Craig A. Spencer

/s/  JOSEPH W. VECCIA, JR.          Director                                       March 24, 2000
--------------------------------
     Joseph W. Veccia, Jr.

/s/  MARK A. WOLTERS                Director                                       March 24, 2000
--------------------------------
     Mark A. Wolters

/s/  GEORGE R. ZOFFINGER            Director                                       March 24, 2000
--------------------------------
     George R. Zoffinger


                                 EXHIBIT INDEX

EXHIBIT                       DESCRIPTION
-------                       -----------

  21                Subsidiaries of the Registrant

  27                Financial Data Schedule