Form 10QSB
period 2000-03-31
ADMIRALTY BANCORP INC
filed 2000-05-05
CIK 1066808

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                               -------------------

                                   FORM 10-QSB
                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2000 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________________ to __________________

                         Commission file number 0-24891

                             ADMIRALTY BANCORP, INC.

             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                                         65-0405207
--------------------------------------------------------------------------------
(State of Other Jurisdiction of Incorporation                (I.R.S. Employer
             or Organization)                               Identification No.)


4400 PGA BOULEVARD, PALM BEACH GARDENS, FLORIDA                        33410
--------------------------------------------------------------------------------
  (Address of Principal Executive Offices)                           (Zip Code)

                                 (561) 624-4701
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

     (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 1, 2000 there were 2,759,030 shares of common stock, including both Class A and Class B shares of Common Stock, outstanding.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

Part I. Financial Information

Item 1. Financial Statements
                                                                            PAGE
                                                                            ----
         Condensed Consolidated Balance Sheets -
           At March 31, 2000 (unaudited) and at December 31, 1999...........   3

         Condensed Consolidated Statements of Operations (unaudited) -
           Three months ended March 31, 2000 and 1999.......................   4

         Condensed Consolidated Statements of Cash Flows (unaudited) - Three
           months ended March 31, 2000 and 1999 ............................   5

         Notes to Condensed Consolidated Financial Statements (unaudited)...   6

Item 2.  Management's Discussion and Analysis of Financial Condition
           And Results of Operations........................................  11

Part II. Other Information

         Item 1.  Legal Proceedings.........................................  21

         Item 2.  Changes in Securities and Use of Proceeds.................  21

         Item 3.  Defaults Upon Senior Securities...........................  21

         Item 4. Submission of Matters to a Vote of Security Holders........  21

         Item 5.  Other Information.........................................  21

         Item 6.  Exhibits and Reports on Form 8-K..........................  21

                    Signature Page

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                     MARCH 31, 2000  DECEMBER 31, 1999
                                                                     --------------  -----------------
                                                                       (UNAUDITED)
                                                                     --------------
ASSETS
Cash and cash equivalents
       Cash and due from banks .....................................     $   6,158      $   5,115
       Interest bearing due from banks .............................            88             21
       Federal funds sold ..........................................         4,611             --
                                                                         ---------      ---------
             Total cash and cash equivalents .......................        10,857          5,136
Investment securities available for sale,
       at fair market value ........................................        13,131          8,885
Investment securities held to maturity, at cost
       (fair market value of $22,377 and $17,721 at
       March 31, 2000 and December 31, 1999, respectively) .........        22,733         18,025
Loans, net .........................................................       114,180         99,840
Federal Reserve Bank and FHLB stock ................................         1,276            772
Premises and equipment, net ........................................         2,023          1,841
Goodwill, net ......................................................         3,502          3,540
Other assets .......................................................         2,224          1,923
                                                                         ---------      ---------
             Total assets ..........................................     $ 169,926      $ 139,962
                                                                         =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits ...........................................................     $ 130,976      $ 110,273
Federal funds purchased ............................................            --            571
Securities sold under agreement to repurchase ......................         9,000          9,000
Advances from FHLB .................................................         9,400             --
Accrued interest payable ...........................................           275            214
Other liabilities ..................................................           486            330
                                                                         ---------      ---------
       Total liabilities ...........................................       150,137        120,388
                                                                         ---------      ---------
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 2,000,000 shares
       authorized, no shares issued or outstanding .................            --             --
Common stock, Class A, no par value, 1,000,000 shares
       authorized, 696,194 and 844,254 shares issued and outstanding
       at March 31, 1999 and December 31, 1999, respectively .......         5,866          7,114
Common stock, Class B, no par value, 4,000,000 shares authorized,
       2,056,204 and 1,889,205 shares issued and outstanding
       at March 31, 2000 and December 31, 1999, respectively .......        17,321         16,073
Accumulated deficit ................................................        (3,224)        (3,437)
Accumulated other comprehensive loss, net ..........................          (174)          (176)
                                                                         ---------      ---------
Total shareholders' equity .........................................        19,789         19,574
                                                                         ---------      ---------
Total liabilities and stockholders' equity .........................     $ 169,926      $ 139,962
                                                                         =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per-share data)
                                  (unaudited)

                                                         THREE MONTHS     THREE MONTHS
                                                             ENDED            ENDED
                                                         MARCH 31, 2000   MARCH 31, 1999
                                                           ----------     ----------
     Interest and dividend income
            Loans ....................................     $    2,455     $    1,121
            Mortgage-backed securities ...............            417             56
            Other debt securities ....................            111             77
            Federal funds sold .......................             11            142
            Dividends from FRB and FHLB stock ........             17             11
            Other ....................................              1             --
                                                           ----------     ----------
                  Total interest and dividend income .          3,012          1,407
                                                           ----------     ----------
     Interest expense
            Deposits .................................            955            337
            Federal funds purchased ..................             13             --
            Securities sold under repurchase agreement            140             --
            Advances from FHLB .......................             62             --
                                                           ----------     ----------
                  Total interest expense .............          1,170            337
                                                           ----------     ----------
                  Net interest income ................          1,842          1,070
     Provision for loan losses .......................            199             15
                                                           ----------     ----------
                  Net interest income after
                  provision for loan losses ..........          1,643          1,055
                                                           ----------     ----------
     Non-interest income
            Service charges and fees .................            234            206
            Gain on sale of securities ...............             16             --
            Gain on sale of loans ....................             --             59
            Other income .............................              3             13
                                                           ----------     ----------
                  Total non-interest income ..........            253            278
                                                           ----------     ----------
     Non-interest expense
            Salaries and employee benefits ...........            745            528
            Occupancy ................................            215            210
            Furniture and equipment ..................             84             99
            Amortization of goodwill .................             38             40
            Other expense ............................            445            390
                                                           ----------     ----------
                  Total non-interest expense .........          1,527          1,267
                                                           ----------     ----------
                  Income before income tax expense ...            369             66
     Income tax expense ..............................            156             36
                                                           ----------     ----------
            Net income ...............................     $      213     $       30
                                                           ==========     ==========
     Per share data
       Net income per share - basic and diluted ......     $     0.07     $     0.01
                                                           ==========     ==========
       Weighted average shares outstanding ...........      2,842,452      2,848,214
                                                           ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                         THREE MONTHS ENDED  THREE MONTHS ENDED
                                                                           MARCH 31, 2000      MARCH 31, 1999
                                                                         ------------------  ------------------
Operating activities
   Net income ............................................................     $    213            $     30
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities
     Provision for loan losses ...........................................          199                  15
     Depreciation and amortization .......................................          122                  90
     Amortization, net of accretion, of investment securities ............            2                  10
     Gain on sales of securities .........................................          (16)                 --
     Gain on sales of loans ..............................................           --                 (59)
     (Increase) in accrued interest receivable ...........................         (158)               (117)
     (Increase) decrease in other assets .................................         (143)                 55
     Increase (decrease) in accrued interest payable .....................           61                  (5)
     Increase (decrease) in other liabilities ............................          156                 (13)
                                                                               --------            --------
         Net cash provided by operating activities .......................          436                   6
                                                                               --------            --------

Investing activities
   Proceeds from maturities of investment securities
     available for sale ..................................................          755               1,370
   Proceeds from maturities of investment securities
     held to maturity ....................................................          289                  --
   Proceeds from sales of investment securities available for sale .......           16                  --
   Purchases of investment securities available for sale .................       (4,998)             (2,000)
   Purchases of investment securities held to maturity ...................       (4,998)             (1,000)
   Purchase of Federal Reserve Bank & FHLB stock .........................         (504)                (89)
   Net loan originations and principal collections on loans ..............      (14,540)             (8,883)
   Proceeds from loan sales ..............................................           --                 879
   Purchase of premises and equipment, net ...............................         (267)               (584)
                                                                               --------            --------
     Net cash used in investing activities ...............................      (24,247)            (10,307)
                                                                               --------            --------

Financing activities
   Net increase in deposits ..............................................       20,703              11,354
   Net increase in federal funds sold, securities sold under agreements to
     repurchase and advances from FHLB ...................................        8,829                  --
                                                                               --------            --------
     Net cash provided by financing activities ...........................       29,532              11,354
                                                                               --------            --------

Net increase in cash and cash equivalents ................................        5,721               1,053

Cash and cash equivalents, beginning of period ...........................        5,136              17,296
                                                                               --------            --------
Cash and cash equivalents, end of period .................................     $ 10,857            $ 18,349
                                                                               ========            ========

The accompanying notes are an integral part of these consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements of Admiralty Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Admiralty Bank (the "Bank") reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are necessary to present fairly the Company's consolidated financial condition and the consolidated results of operations and the consolidated cash flows for interim periods. Certain prior year amounts have been reclassified to conform to the 2000 presentation. The results for interim periods are not necessarily indicative of trends or results to be expected for the full year. These condensed consolidated interim financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

The Company is incorporated in the state of Delaware and is registered with the Board of Governors of the Federal Reserve Bank as a financial holding company. The Bank is a Florida state chartered commercial bank, with its main office in Palm Beach Gardens, Florida, and branches in Boca Raton, Juno Beach, Jupiter, and Melbourne, Florida. On March 11, 2000, the Company converted from a one bank holding company to a financial holding company under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "Modernization Act"). This status permits the Company to undertake financial activities which need not be closely related to banking, such as insurance brokerage activities. Under the Modernization Act, the Company's bank subsidiary must remain "well capitalized" (i.e. have a leveraged capital ratio of 5% or greater and a risk based capital ratio of 10% or greater) and well managed, or the Company could be required to divest itself of its non-banking activities. In addition, the Company must maintain a rating of "satisfactory" or better under the Community Reinvestment Act. The Company has entered into a joint venture to sell insurance, and may seek alliances with other financial service providers, as a way to enhance non-interest income.

The Company has formed Admiralty Insurance Services, LLC (AIS) as a joint venture with USI Florida (USI) to offer a wide range of insurance products, primarily to customers of the Bank. USI and the Company are each 50 percent owners of AIS. USI and AIS will share equally in commissions on policies sold, and the Company is entitled to 50 percent of the net income of AIS. Under the agreement USI Florida will absorb all costs incurred by AIS for operating expenses. AIS did no business during the three months ended March 31, 2000. AIS is expected to begin doing business during the second quarter of 2000 and its contribution to consolidated non-interest income is projected to escalate as its business expands.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

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


NOTE 3 - COMPREHENSIVE INCOME


The following table sets forth the components of the Company's comprehensive income:

                                                                            THREE MONTHS ENDED
                                                                     -------------------------------
                               (Unaudited)                           MARCH 31, 2000   MARCH 31, 1999
                              (in thousands)                         --------------   --------------
               Net Income                                            $          213   $           30

               Other comprehensive income (loss), net of tax -
                   Change in net unrealized gain on securities
                     held available for sale, net of taxes of $(1)
                     and $16 in 2000 and 1999, respectively ........              2              (27)
                                                                     --------------   --------------
               Comprehensive income                                  $          215   $            3
                                                                     ==============   ==============

NOTE 4 - NET INCOME PER SHARE

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

The following table illustrates the reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended March 31, 2000, and 1999:

                                                                                    Three Months Ended
                                                                      ---------------------------------------------
                                                                         March 31, 2000           March 31, 1999
                                                                      --------------------     --------------------
                                                                      (dollars in thousands, except per share data)
Net income......................................................      $                213     $                 30
                                                                      --------------------     --------------------
Weighted average shares.........................................                 2,842,452                2,848,214
                                                                      --------------------     --------------------
Basic and diluted earnings per share............................      $               0.07     $               0.01
                                                                      --------------------     --------------------


On January 22, 1999 the Board of Directors declared a 4.4% dividend paid to Class A shareholders in shares of the Company's Class B common stock. Due the different dividend rights of the two classes of stock and the preferential nature of this dividend, the issuance of the Class B share dividend has been reflected in earnings (loss) per share from the date of issuance.

On December 17, 1999 the Board of Directors declared a dividend of $1.00 per Class A share, payable in Class B common stock to all shareholders of record of Class A common stock as of December 31, 1999. In order to treat the holders of Class B common stock similarly as the holders of the Class A common stock, the Board of Directors declared a 12.91% stock dividend on the Company's Class B common stock to be paid to the holders of the Class B common stock as of December 31, 1999. For purposes of the earnings (loss) per share, the issuance of this Class B stock dividend has been effected as of January 1, 1999. The basic and diluted weighted average number of shares outstanding and net earnings per share information for 1999 has been restated to reflect the effects of this stock dividend.

The basic and diluted weighted average number of shares outstanding and net earnings per share information for 1999 and 2000 have been restated to reflect a 1:1.1291 conversion ratio for discretionary conversions of Class A shares to Class B shares.

NOTE 5 - INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and fair value of investment securities and mortgage-backed securities are as follows:

                                                 GROSS UNREALIZED         GROSS UNREALIZED
                          AMORTIZED COST               GAINS                    LOSSES               FAIR VALUE
                        --------------------    --------------------     --------------------    --------------------
MARCH 31, 2000                                                 (IN THOUSANDS)
AVAILABLE FOR
SALE:

U.S. Government
and Agency
securities............  $              6,499    $                  0     $               (213)   $              6,286

Mortgaged-backed
securities ...........                 6,897                       3                      (69)                  6,831

Other securities .....                    14                       0                        0                      14
                        --------------------    --------------------     --------------------    --------------------
Sub-total ............  $             13,410    $                  3     $               (282)   $             13,131
                        --------------------    --------------------     --------------------    --------------------

HELD TO
MATURITY:

U.S. Government
and Agency
securities ...........  $              1,000    $                  0     $                (29)   $                971

securities............                21,733                       3                     (330)                 21,406
                        --------------------    --------------------     --------------------    --------------------
Sub-total ............  $             22,733    $                  3     $               (359)   $             22,377
                        --------------------    --------------------     --------------------    --------------------
TOTAL.................  $             36,143    $                  6     $               (641)   $             35,508
                        ====================    ====================     ====================    ====================

The amortized cost and fair value of investment and mortgage-backed securities are as follows:

                                                           GROSS UNREALIZED        GROSS UNREALIZED
                                   AMORTIZED COST               GAINS                   LOSSES                 FAIR VALUE
                                 --------------------    ---------------------    --------------------    ---------------------
DECEMBER 31, 1999                                                       (IN THOUSANDS)
AVAILABLE FOR SALE:

U.S. Government and Agency       $              6,997    $                   0    $               (218)   $               6,779
securities.....................

Mortgaged-backed securities ...                 2,155                        0                     (63)                   2,092

Other securities...............                    14                        0                       0                       14
                                 --------------------    ---------------------    --------------------    ---------------------
Sub-total......................  $              9,166    $                   0    $               (281)   $               8,885
                                 --------------------    ---------------------    --------------------    ---------------------

HELD TO MATURITY:

U.S. Government and Agency       $              1,000    $                   0    $                (28)   $                 972
securities.....................

Mortgaged-backed securities ...                17,025                        0                    (276)                  16,749
                                 --------------------    ---------------------    --------------------    ---------------------
Sub-total......................  $             18,025    $                   0    $               (304)   $              17,721
                                 --------------------    ---------------------    --------------------    ---------------------
TOTAL..........................  $             27,191    $                   0    $               (585)   $              26,606
                                 ====================    =====================    ====================    =====================

The carrying value of securities pledged to secure deposits and for other purposes required or permitted by law amounted to approximately $494 thousand and $498 thousand at March 31, 2000 and December 31, 1999, respectively.

NOTE 6 - LOANS

The following schedule presents the components of loans, net of unearned income, by type, as of March 31, 2000 and December 31, 1999:

                                                                         MARCH 31, 2000               DECEMBER 31, 1999
                                                                         --------------               -----------------
                                                                                    (Dollars in thousands)
                                                                    AMOUNT         PERCENT         AMOUNT       PERCENT
                                                                    ------         -------         ------       -------
      Commercial and Industrial.................................    $ 23,665          20%          $ 20,380         20%

      Real Estate Non-Residential Properties....................      68,531          59%            61,416         60%

      Residential Properties....................................      13,937          12%            10,824         11%

      Construction..............................................       7,821           7%             7,148          7%

      Consumer..................................................       1,884           2%             1,534          2%
                                                                    --------         ---           --------        ---
      Gross Loans...............................................     115,838         100%           101,302        100%

      less:  net deferred fees..................................         441                            445
                                                                   ---------                       --------
      Total loans...............................................   $ 115,397                        100,857

      less:  allowance for loan losses..........................       1,217                          1,017
                                                                   ---------                       --------
      Net loans.................................................     114,180                       $ 99,840
                                                                   =========                       ========

         Changes in the allowance for loan losses are as follows:

                                                     Three months ended
                                               ---------------------------------
                                               March 31, 2000     March 31, 1999
                                               --------------     --------------
                                                     (DOLLARS IN THOUSANDS)
                                                     ----------------------

         Balance at beginning of year            $1,017             $  602
         Provision for loan losses                  199                 15
         Charge-offs                                 --                 --
         Recoveries                                   1                 13
                                                 ------             -------
         Ending Balance                          $1,217             $  630
                                                 ======             =======
         Ratio of net charge-offs to
         average loans outstanding                 0.00%              0.00%

         Balance of allowance as a % of
         total loans at period end                 1.05%              1.13%


         Loans with unpaid principal balances of $195 thousand were 90 days or more contractually delinquent or on nonaccrual status at March 31, 2000 and December 31, 1999.

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

                              RESULTS OF OPERATIONS

              Three Months Ended March 31, 2000 and March 31 1999.

For the quarter ended March 31, 2000, the Company generated net income of $213 thousand, an increase from net income $30 thousand for the first quarter of 1999.

At March 31, 2000, the Company's total assets reached $169.9 million, an increase of 21.4% over total assets at December 31, 1999. The Company's net loans totaled $114.2 million, an increase of 14.4% over net loans at December 31, 1999, and the Company's deposits totaled $131.0 million, an increase of 18.8% over total deposits at December 31, 1999.

INTEREST INCOME. Total interest and dividend income increased $1.6 million, or 114.1%, to $3.0 million for the quarter ended March 31, 2000 from $1.4 million for the same period of 1999. This increase in interest income primarily relates to an increase in the Company's average balance of earning assets and to a lesser extent to higher yield on the portfolio of interest earning assets. Average balances increased by $59.2 million for loans and $21.5 million for investment securities and the average balance of federal funds sold decreased $11.3 million. The average yield on the loan portfolio remained relatively steady at 9.1% in the first three months of 2000, compared to 9.2% in the first quarter of 1999. The average yield on federal funds sold increased to 5.8% in 2000 from 4.7% in 1999 reflecting higher current market rates of interest. The average yield on investment securities, including Federal Reserve Bank and FHLB stocks increased to 6.9% in 2000 from 5.6% in 1999, primarily as a result of the purchase of longer term, mortgage-backed securities. During the three months ended March 31, 2000 the yield on the Company's interest earning assets increased to 8.6% from the 7.9% earned during the three months ended March 31 1999. This increase is due to a shift in the mix of the average earning assets out of federal funds sold and into higher yielding loans and investment securities.

INTEREST EXPENSE. The Company's interest expense for the first quarter of 2000 increased $833 thousand, or 247.2%, to $1.2 million from $337 thousand for the same period last year. The increase in interest expense reflects a 137.9% increase in average interest bearing liabilities at March 31, 2000, as compared to the same period in 1999. The average balance of time deposits, money market deposits and NOW deposits increased by $17.7 million, $26.9 million and $1.1 million, respectively, in the first quarter of 2000 as compared to the same period in 1999. The increase in money market deposit accounts reflects the success of our tiered-rate money market account which offers competitive rates based upon the size of the customer's account balance. In addition, the average balance of the Company's non-interest bearing demand deposits increased by $10.6 million, to $29.6 million for the three months ended March 31, 2000 from $19.0 million for the three months ended March 31, 1999. The Company's average cost of deposits for the three months ended March 31, 2000, increased to 3.3% from 2.2% for the comparable period of 1999. Additionally, the Company borrowed funds during the first quarter of 2000 while in the same period of 1999 it had no borrowed funds. The average balance of federal funds purchased was $865 thousand, the average balance of securities sold under agreement to repurchase was $9.0 million, and the average balance of advances from the FHLB was $4.0 million at average rates of 6.1%, 6.2% and 6.2%, respectively, during the three months ended March 31, 2000. Federal funds purchased were used primarily to fund loan growth in periods when loan growth out paced deposit growth. The funds obtained through the repurchase agreement and FHLB advances were used to purchase securities under a leveraged growth and interest rate risk reduction strategy. The Company's average cost of funds, deposits and borrowings, for the three months ended March 31, 2000, increased to 3.6% from 2.2% compared to the comparable period of 1999.

NET-INTEREST INCOME. Net interest income for the three months ended March 31, 2000, increased by $772 thousand, or 72.1%, over the same period last year. The Company's net interest spread decreased 78 basis points to 3.97% for the three months ended March 31, 2000, from 4.75% for the comparable period of 1999.

PROVISION FOR LOAN LOSSES. The increase to $199 thousand from $15 thousand in the provision for loan losses for the three months ended March 31, 2000, compared to the comparable period of 1999 is reflective of the significantly greater growth in the loan portfolio in the first quarter 2000 compared to the same period the prior year. The Company's expense for provision for loan losses maintained the reserve at a level management believes appropriate in light of the Company's lending activities, the quality of the loan portfolio, historical experience, volume and type of lending conducted by the Company, the status of past due and non-performing loans, the general economic conditions of the Company's lending area and other factors affecting collectibility of the Company's loan portfolio. The provision for the three months ended March 31, 2000 was due to growth primarily in the non-residential real estate and commercial and industrial loan portfolios. The Company had net recoveries of $1 thousand and did not experience any material change in its level of classified loans during the three month period. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, the financial status of borrowers and regulatory requirements.

NON-INTEREST INCOME. For the first quarter of 2000, total non-interest income decreased by $25 thousand, or 9.0%, over the same period of last year. The decrease includes a $28 thousand increase from additional service charges and fees primarily resulting from growth in the deposit portfolio and a reduction of $59 thousand on gain on sale of loans due to a lower volume of loans sold in the three months ended March 31, 2000 versus the same period in 1999. The Company also gained $16 thousand by selling stock it received in the de-mutualization of one of its insurance vendors.

NON-INTEREST EXPENSE. For the three month period ended March 31, 2000, the Company experienced increases in its non-interest expense over non-interest expense for the comparable period of 1999. For the three month period ended March 31, 2000, the Company's total non-interest expense was $1.5 million, compared to total non-interest expense of $1.3 million for the 1999 period. The increase in non-interest expense in the three month period of 2000 reflects increased compensation and employee benefit expense as the Company hired additional staff to administer growth in its loan and deposit portfolios and to staff its new full service Melbourne, Florida office which opened in March 2000. The increase in salary and benefit expenses also reflect salary adjustments for the Company's employees. Full time equivalent employees increased from 45 at March 31 1999, to 60 at March 31, 2000. The Company experienced a decrease in furniture and fixture expenses as the depreciable lives of many of its older assets expired in late 1999. Goodwill amortization totaled $38 thousand and $40 thousand for the three month periods ended March 31, 2000, and 1999, respectively. The Company also experienced the following increases in other non-interest expenses related primarily to its growth: postage expense increased $9 thousand or 63.7%, stationery and supplies expense increased $11 thousand or 42.5%, and audit expense increased $9 thousand or 46.6%.

INCOME TAXES. Income tax expense increased to $156 thousand for the quarter ended March 31, 2000, compared to $36 thousand for the same period last year, primarily due to an increase in pretax income. The effective tax rate for the first quarter of 2000 was 42%. Non-deductible goodwill amortization expense contributed to the effective tax rate.

                               FINANCIAL CONDITION

                  March 31, 2000 compared to December 31, 1999

Total assets increased to $169.9 million, an increase of $29.9 million, or 21.4%, from total assets of $140.0 million at December 31, 1999. Increases in total assets included increases of $4.6 million in federal funds sold, $14.3 million in net loans, $4.7 million in investment securities held to maturity, $4.2 million in investment securities available for sale and $504 thousand in Federal Reserve Bank and Federal Home Loan Bank stock.

The $14.3 million increase in net loans is comprised primarily of $3.3 million in commercial loans, $7.1 million in non-residential real estate loans, $3.1 million in residential real estate loans, and $673 thousand in construction loans. The increase is the result of the management team's efforts to attract new business and expand relationships with existing customers.

At March 31, 2000, cash and due from banks increased $1.0 million reflecting the Company's growth. Federal funds sold increased by $4.6 million from December 31, 1999. The increase is attributable primarily to growth in deposits and borrowings outpacing loan and investment portfolio growth during the period. Accrued interest receivable increased $158 thousand as a result of growth in the loan and investment portfolios. Federal Reserve Bank (FRB) stock and Federal Home Loan Bank (FHLB) stock increased $504 thousand primarily as the result of purchases of additional FHLB stock in compliance with the FHLB's membership requirements. The Company's net investment in premises and equipment increased $182 thousand primarily as a result of the build out and opening of its new Melbourne branch.

Total deposits increased 18.8%, from $110.3 million at December 31, 1999, to $131.0 million at March 31, 2000. Deposits are summarized as follows:

                                              March 31, 2000   December 31, 1999
                                              --------------   -----------------
                                                       (in thousands)
  Non-interest bearing demand ...............    $ 34,257           $ 29,235
  Savings, NOW and money market .............      56,541             46,884
  Time deposits, under $100,000 .............      24,489             20,187
  Time deposits, $100,000 and over...........      15,689             13,967
                                                 --------           --------
                                                 $130,976           $110,273
                                                 ========           ========

FHLB advances totaled $9.4 million at March 31, 2000. There were no FHLB advances at December 31, 1999. The funds obtained in this borrowing were used toward the purchase of a $10 million GNMA II mortgage-backed security. The security is pledged to secure the borrowing line and the Company is required to maintain a specified margin between the market value of the security and the amount advanced under the line.

Accrued interest payable increased $61 thousand, or 28.5%, due to an increased volume of interest paying liabilities, including other borrowings, and a higher average cost of the interest bearing liabilities. Other liabilities increased $156 thousand, or 47.3%, due primarily to a $147 thousand dollar increase in income taxes payable related to the Company's higher level of taxable income.

ASSET QUALITY

The Company's principal earning assets are its loans. Inherent in the lending function is the risk of the borrower's inability to repay their loan under its existing terms. Risk elements include non-accrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate.

Non-performing assets include loans that are not accruing interest (non-accrual loans) as a result of principal or interest being in default for a period of 90 days or more. When a loan is classified as non-accrual, interest accruals discontinue and all accumulated accrued interest receivable applicable to periods prior to the current year is charged off to the allowance for loan losses and all interest accrued applicable to the current year is backed out of current period income. Until the loan becomes current, any payments received from the borrower are applied to outstanding principle until such time as management determines the financial condition of the borrower and other factors merit recognition of such payments as interest.

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

Non-accrual loans increased to $195 thousand at March 31, 2000 from $154 thousand at December 31, 1999. The balance represents two loans, one with a balance of $154 thousand which was placed on non-accrual status during October 1999. The balance of this loan represents the unguaranteed portion of a Small Business Administration loan. The Bank has initiated foreclosure. Management believes proper reserves have been established for this loan. The second loan, with a balance of $41 thousand, was placed on non-accrual status during February 2000. The loan is secured by business equipment and a second mortgage on the residence of the principal of the company. Management believes that this loan is adequately reserved.

Other real estate owned increased to $108 thousand at March 31, 2000 from $8 thousand at March 31, 1999. The March 31, 2000 balance represents one single family residence acquired through foreclosure in December 1999. The foreclosed loan is covered by mortgage insurance. Management does not anticipate the Company will incur a material loss on liquidation of the property.

The following table sets forth information concerning risk elements in the Company's portfolio:

                                                             (unaudited)
                                                               March 31,             December 31,
                                                       -----------------------       ------------
                    (Dollars in thousands)              2000            1999             1999
                                                       -------         -------          -------
            Non-accrual loans                          $  195          $  109           $  154

            Other real estate owned                       108               8              108
                                                       ------          ------           ------

            Total non-performing assets (1)            $  303          $  117           $  262
                                                       ======          ======           ======

            Non-accrual loans to total loans             0.17%           0.20%            0.15%

            Non-performing assets to total assets        0.18%           0.13%            0.19%

            Allowance for possible loan losses as
            a percentage of non-performing assets      401.65%         538.26%          388.17%

(1)  Excludes loans past due more than 90 days and still accruing interest of $41 thousand at
     December 31, 1999. No loans were past due more than 90 days and still accruing interest at the other periods presented.


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

At March 31, 2000, the allowance for loan losses was $1.2 million, an increase of $200 thousand, or 20%, from the $1.0 million at year-end 1999. During the three months ended March 31, 2000 the Company had no charge-offs and recoveries of $1 thousand and provided a loan loss provision of $199 thousand.

INVESTMENT SECURITIES

At March 31, 2000, the Company's investment securities portfolio, both held to maturity and available for sale, totaled $35.9 million, an increase of $9.0 million, from total investment securities of $26.9 million at December 31, 1999. At March 31, 2000, $13.1 million of the Company's investment securities were classified as available for sale and $22.7 million were classified as held to maturity. At December 31, 1999 $8.9 million and $18.0 million of securities were classified as available for sale and held to maturity, respectively. As the mortgage-backed securities have paid down, the funds have been reinvested in new mortgage-backed securities.


LIQUIDITY

Net cash provided by the Company's operating activities was $436 thousand in the first three months of 2000 compared to $6 thousand for the three months ended March 31, 1999.

Net cash used in investing activities was $24.2 million in the period ended March 31, 2000 compared to $10.3 million in the comparable period of 1999. The Company used $8.9 million for net investment securities in 2000, while in 1999 it used $1.6 million for its securities portfolio. Additionally, the Company used $14.5 million and $8.0 million for net loans and loan sales in the first three months of 2000 and 1999, respectively.

Net cash provided by the Company's financing activities was $29.5 million in the first three months of 2000, and $11.4 million in the comparable period of 1999. The increase in 2000 was due to a $20.7 million increase in deposits and net increase of $8.8 million in federal funds purchased and other borrowed money. Net deposits provided an increase $20.7 million in 2000 compared to $11.4 million in the first three months of 1999.

As a state chartered commercial bank, the Bank is required to maintain a daily liquidity position equal to at least 15 percent of its total transaction accounts and eight percent of its total nontransaction accounts, less those deposits of public funds for which security has been pledged. As of March 31, 2000, the Bank had a liquidity ratio of 21.1 percent which was adequate to meet the statutory requirement. The primary source of the Bank's liquidity is federal funds sold - overnight loans to major commercial banks. At March 31, 2000, federal funds sold totaled $4.6 million. Funds not required to meet loan and deposit demand were invested primarily in mortgage-backed, U.S. Government and Agency securities. The Bank considers these investments to be secondary sources of liquidity. The Bank's investment securities classified as available for sale had a carrying value of $13.1 million at March 31, 2000.

An additional external source of liquidity is an unsecured $4 million federal funds overnight borrowing line of credit and a secured line of credit with a correspondent bank. At March 31, 2000, no funds were drawn under this unsecured line. The Company's unencumbered investment securities are the collateral for the secured line of credit and serve to determine the total amount available under the line. During the three months ended March 31, 2000 the Company drew on the unsecured line to $4 million twice and drew on the secured line up to $1.1 million when loan growth outpaced deposit growth.

CAPITAL RESOURCES

Total stockholders' equity increased slightly to $19.8 million at March 31, 2000 from $19.6 million at December 31, 1999. March 31, 2000 equity was affected by net income of $213 thousand and a decrease of $2 thousand in net unrealized losses on available for sale securities.

At March 31, 2000, the Company exceeded all regulatory capital requirements as follows:

                                                    CAPITAL ADEQUACY
                                                  (dollars in thousands)
                                                                                            TO BE WELL CAPITALIZED
                                                                     FOR CAPITAL            UNDER PROMPT CORRECTIVE
                                            ACTUAL                ADEQUACY PURPOSES            ACTION PROVISIONS
                                      ------------------          ------------------        -----------------------
                                      AMOUNT       RATIO          AMOUNT       RATIO          AMOUNT       RATIO
                                      ------       -----          ------       -----          ------       -----
                                                                (Dollars in thousands)
Total Capital
     (to risk weighted assets)...........      17,318       13.03%       > 10,633   > 8.00%        > 13,291     > 10.00%
                                                                         -          -              -            -
Tier I Capital
     (to risk weighted assets)...........      16,101       12.11%       >  5,316   > 4.00%         > 7,974     > 6.00%
                                                                         -          -               -           -
Tier I Capital
     (to average assets)..................     16,101       10.87%       >  5,922   > 4.00%         > 7,403     > 5.00%
                                                                         -          -               -           -

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

Item 5    OTHER INFORMATION

  Not applicable

Item 6    EXHIBITS AND REPORT ON FORM 8-K

  (a)  Exhibits

          NUMBER           DESCRIPTION

            27             Financial Data Schedule

  (b)   Reports on Form 8-K

     On January 20, 2000, the Company filed a Form 8-K to report its 1999 earnings.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           ADMIRALTY BANCORP, INC.

Date:   May 4, 2000                        By: /S/ WARD KELLOGG
                                              ---------------------------------
                                              WARD KELLOGG, President

Date:   May 4, 2000                        By: /S/ KEVIN M. SACKET
                                              ---------------------------------
                                              KEVIN M. SACKET, Treasurer
                                              (Principal Financial Officer)

                                 EXHIBIT INDEX

NUMBER             DESCRIPTION
------             -----------
  27               Financial Data Schedule