Form 10QSB
period 2000-06-30
ADMIRALTY BANCORP INC
filed 2000-08-14
CIK 1066808

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                               -------------------

                                   FORM 10-QSB
                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2000

or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______________________ to ________________

                         Commission file number 0-24891

                             ADMIRALTY BANCORP, INC.

             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                        65-0405207
--------------------------------------------------------------------------------
(State of Other Jurisdiction of                            (I.R.S.
Incorporation or Organization)                    Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  |X|       No |_|

As of July 19, 2000 there were 2,785,102 shares of common stock, including both Class A and Class B shares of Common Stock, outstanding.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

Part I.  Financial Information

Item 1. Financial Statements
                                                                            Page
                                                                            ----
        Condensed Consolidated Balance Sheets -
          At June 30, 2000 (unaudited) and at December 31, 1999...............3

        Condensed Consolidated Statements of Operations (unaudited) -
          Three months ended June 30, 2000 and 1999...........................4

        Condensed Consolidated Statements of Operations (unaudited) -
          Six months ended June 30, 2000 and 1999.............................5

        Condensed Consolidated Statements of Cash Flows (unaudited) - Six months ended June 30, 2000 and 1999 ................................6

        Notes to Condensed Consolidated Financial Statements (unaudited)......7

Item 2.  Management's Discussion and Analysis of Financial Condition
           And Results of Operations.........................................12

Part II.  Other Information

      Item 1.  Legal Proceedings.............................................31

      Item 2.  Changes in Securities and Use of Proceeds.....................31

      Item 3.  Defaults Upon Senior Securities...............................31

      Item 4.  Submission of Matters to a Vote of Security Holders...........31

      Item 5.  Other Information.............................................31

      Item 6.  Exhibits and Reports on Form 8-K..............................32

                 Signature Page

                     Admiralty Bancorp, Inc. and subsidiary

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                         June 30, 2000      December 31, 1999
                                                                         -------------      -----------------
                                                                          (Unaudited)
                                                                         ------------
ASSETS
Cash and cash equivalents
   Cash and due from banks .........................................       $   5,637          $   5,115
   Interest bearing due from banks .................................             205                 21
   Federal funds sold ..............................................           4,161                 --
                                                                           ---------          ---------
      Total cash and cash equivalents ..............................          10,003              5,136
Investment securities available for sale,
   at fair market value ............................................          12,876              8,885
Investment securities held to maturity, at cost
   (fair market value of $21,998 and $17,721 at
    June 30, 2000 and December 31, 1999, respectively) ..............         22,398             18,025
Loans, net .........................................................         137,056             99,840
Accrued interest receivable ........................................             879                642
Federal Reserve Bank and FHLB stock ................................           1,277                772
Premises and equipment, net ........................................           2,482              1,841
Goodwill, net ......................................................           3,463              3,540
Other assets .......................................................           1,797              1,281
                                                                           ---------          ---------
      Total assets .................................................       $ 192,231          $ 139,962
                                                                           =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits ...........................................................       $ 153,435          $ 110,273
Federal funds purchased ............................................              --                571
Securities sold under agreement to repurchase ......................           9,000              9,000
Advances from FHLB .................................................           9,000                 --
Accrued interest payable ...........................................             331                214
Other liabilities ..................................................             432                330
                                                                           ---------          ---------
       Total liabilities ...........................................         172,198            120,388
                                                                           ---------          ---------
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 2,000,000 shares
   authorized, no shares issued or outstanding ....................               --                 --
Common stock, Class A, no par value, 1,000,000 shares
   authorized, 454,250 and 844,254 shares issued and outstanding
   at June 30, 1999 and December 31, 1999, respectively ...........           3,828              7,114
Common stock, Class B, no par value, 4,000,000 shares authorized,
   2,329,561 and 1,889,205 shares issued and outstanding
   at June 30, 2000 and December 31, 1999, respectively ............          19,359             16,073
Accumulated deficit ................................................          (2,999)            (3,437)
Accumulated other comprehensive loss, net ..........................            (155)              (176)
                                                                           ---------          ---------
      Total shareholders' equity ...................................          20,033             19,574
                                                                           ---------          ---------
      Total liabilities and shareholders' equity ...................       $ 192,231          $ 139,962
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

                     Admiralty Bancorp, Inc. and subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per-share data)
                                   (unaudited)


                                                              Three Months    Three Months
                                                                 Ended           Ended
                                                             June 30, 2000    June 30, 1999
                                                             -------------    -------------
Interest and dividend income
   Loans .............................................       $    2,936         $    1,412
   Mortgage-backed securities ........................              519                 54
   Other debt securities .............................              107                107
   Federal funds sold ................................               82                174
   Dividends from FRB and FHLB stock .................               22                 12
   Other .............................................                1                 --
                                                             ----------         ----------
      Total interest and dividend income .............            3,667              1,759
                                                             ----------         ----------
Interest expense
   Deposits ..........................................            1,272                516
   Federal funds purchased ...........................               10                 --
   Securities sold under repurchase agreement ........              142                 --
   Advances from FHLB ................................              150                 --
                                                             ----------         ----------
      Total interest expense .........................            1,574                516
                                                             ----------         ----------

      Net interest and dividend income ...............            2,093              1,243
Provision for loan losses ............................              244                 57
                                                             ----------         ----------

      Net interest and dividend income after
      provision for loan losses ......................            1,849              1,186
                                                             ----------         ----------

Non-interest income
   Service charges and fees ..........................              221                210
   Gain on sale of loans .............................                9                 --
   Gain on sale of other real estate .................               17                  4
   Other income ......................................                1                 23
                                                             ----------         ----------
      Total non-interest income ......................              248                237
                                                             ----------         ----------
Non-interest expense
   Salaries and employee benefits ....................              742                544
   Occupancy .........................................              267                204
   Furniture and equipment ...........................               97                 86
   Amortization of goodwill ..........................               39                 40
   Other expense .....................................              561                447
                                                             ----------         ----------
      Total non-interest expense .....................            1,706              1,321
                                                             ----------         ----------

      Income before income tax expense ...............              391                102
Income tax expense ...................................              166                 75
                                                             ----------         ----------
   Net income ........................................       $      225         $       27
                                                             ==========         ==========

Per share data
   Net income per share - basic and diluted ...........      $     0.08         $     0.01
                                                             ==========         ==========
   Weighted average shares outstanding ................       2,842,452          2,848,214
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

                     Admiralty Bancorp, Inc. and subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per-share data)
                                   (unaudited)


                                                       Six Months       Six Months
                                                         Ended           Ended
                                                      June 30, 2000    June 30, 1999
                                                      -------------    -------------
Interest and dividend income
   Loans .......................................       $    5,391       $    2,533
   Mortgage-backed securities ..................              936              110
   Other debt securities .......................              218              184
   Federal funds sold ..........................               93              316
   Dividends from FRB and FHLB stock ...........               39               23
   Other .......................................                2               --
                                                       ----------       ----------
       Total interest and dividend income ......            6,679            3,166
                                                       ----------       ----------

Interest expense
   Deposits ....................................            2,227              853
   Federal funds purchased .....................               23               --
   Securities sold under repurchase agreement ..              282               --
   Advances from FHLB ..........................              212               --
                                                       ----------       ----------
       Total interest expense ..................            2,744              853
                                                       ----------       ----------

       Net interest and dividend income ........            3,935            2,313
Provision for loan losses ......................              443               72
                                                       ----------       ----------

       Net interest and dividend income after
       provision for loan losses ...............            3,492            2,241
                                                       ----------       ----------

Non-interest income
   Service charges and fees ....................              455              416
   Gain on sale of securities ..................               16               --
   Gain on sale of loans .......................                9               59
   Gain on sale of other real estate ...........               17                4
   Other income ................................                4               36
                                                       ----------       ----------
       Total non-interest income ...............              501              515
                                                       ----------       ----------

Non-interest expense
   Salaries and employee benefits ..............            1,487            1,071
   Occupancy ...................................              482              413
   Furniture and equipment .....................              181              186
   Amortization of goodwill ....................               77               80
   Other expense ...............................            1,006              838
                                                       ----------       ----------
       Total non-interest expense ..............            3,233            2,588
                                                       ----------       ----------

       Income before income tax expense.........              760              168
Income tax expense .............................              322              111
                                                       ----------       ----------
   Net income ..................................       $      438       $       57
                                                       ==========       ==========

Per share data
  Net income per share - basic and diluted .....       $     0.15       $     0.02
                                                       ==========       ==========

  Weighted average shares outstanding ..........        2,842,452        2,848,214
                                                       ==========       ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                     Admiralty Bancorp, Inc. and subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)


                                                                     Six months ended   Six months ended
                                                                       June 30, 2000      June 30, 1999
                                                                     ----------------   ----------------
Operating activities
   Net income ....................................................       $    438        $     57
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities
      Provision for loan losses ..................................            443              72
      Depreciation and amortization ..............................            264             277
      Gain on sales of securities ................................            (16)             --
      Gain on sales of loans .....................................             (9)            (59)
      Gain on sales of premises and equipment ....................             --             (22)
      Gain on sales of other real estate owned ...................            (17)             (4)
      Increase in accrued interest receivable ....................           (237)           (214)
      (Increase) decrease in other assets ........................           (634)             46
      Increase in accrued interest payable .......................            117              20
      Increase (decrease) in other liabilities ...................            102             (43)
                                                                         --------        --------
         Net cash provided by operating activities ...............            451             130
                                                                         --------        --------

Investing activities
   Proceeds from maturities of investment securities
      available for sale .........................................          1,040           2,022
   Proceeds from maturities of investment securities
      held to maturity ...........................................            620              --
   Proceeds from sales of investment securities available for sale             17              --
   Purchases of investment securities available for sale .........         (4,998)         (2,000)
   Purchases of investment securities held to maturity ...........         (4,998)         (5,002)
   Purchase of Federal Reserve Bank & FHLB stock .................           (505)            (89)
   Net loan originations and principal collections on loans ......        (37,939)        (24,149)
   Proceeds from loan sales ......................................            289             878
   Proceeds from sale of premises and equipment ..................             --              24
   Proceeds from sales of other real estate owned ................            123               4
   Purchase of premises and equipment, net .......................           (824)           (651)
                                                                         --------        --------
      Net cash used in investing activities ......................        (47,175)        (28,963)
                                                                         --------        --------

Financing activities
   Net increase in deposits ......................................         43,162          26,656
   Net increase in federal funds purchased, securities sold under
     agreements to repurchase and advances from FHLB .............          8,429              --
                                                                         --------        --------
     Net cash provided by financing activities ...................         51,591          26,656
                                                                         --------        --------

Net increase (decrease) in cash and cash equivalents .............          4,867          (2,177)

Cash and cash equivalents, beginning of period ...................          5,136          17,296
                                                                         --------        --------

Cash and cash equivalents, end of period .........................       $ 10,003        $ 15,119
                                                                         ========        ========

       The accompanying notes are an integral part of these consolidated financial statements.

                     Admiralty Bancorp, Inc. and subsidiary

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements of Admiralty Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Admiralty Bank (the "Bank") reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are necessary to present fairly the Company's consolidated financial condition and the consolidated results of operations and the consolidated cash flows for interim periods. Certain prior year amounts have been reclassified to conform to the 2000 presentation. The results for interim periods are not necessarily indicative of trends or results to be expected for the full year. These condensed consolidated interim financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

The Company is incorporated in the state of Delaware and is registered with the Board of Governors of the Federal Reserve Bank as a financial holding company. The Bank is a Florida state chartered commercial bank, with its main office in Palm Beach Gardens, Florida, and branches in Boca Raton, Juno Beach, Jupiter, and Melbourne, Florida. On March 11, 2000, the Company converted from a one bank holding company to a financial holding company under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "Modernization Act"). This status permits the Company to undertake financial activities which need not be closely related to banking, such as insurance brokerage activities. Under the Modernization Act, the Company's bank subsidiary must remain "well capitalized" (i.e., have a leveraged capital ratio of 5% or greater and a risk based capital ratio of 10% or greater) and well managed, or the Company could be required to divest itself of its non-banking activities. In addition, the Company must maintain a rating of "satisfactory" or better under the Community Reinvestment Act. The Company has entered into a joint venture to sell insurance, and may seek alliances with other financial service providers, as a way to enhance non-interest income.

The Company has formed Admiralty Insurance Services, LLC ("AIS") as a joint venture with USI Florida ("USI") to offer a wide range of insurance products, primarily to customers of the Bank. USI and the Company are each 50 percent owners of AIS. USI and AIS will share equally in commissions on policies sold, and the Company is entitled to 50 percent of the net income of AIS. Under the agreement, USI Florida will absorb all costs incurred by AIS for operating expenses. AIS did minimal business during the six months ended June 30, 2000 and no revenue was recognized during the period.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). The effective date of Statement 133 was delayed by Statement 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133." In June 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133" (Statement 138). Statement 138 addresses a limited number of issues causing implementation difficulties for numerous entities that apply Statement 133. Statement 133 is now effective for all quarters of all fiscal years beginning after June 15, 2000, with an early adoption permitted. Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It is currently anticipated that the Company will adopt Statement 133 on January 1, 2001, and that Statement 133 will not have a significant financial statement impact upon adoption.

NOTE 3 - COMPREHENSIVE INCOME

The following table sets forth the components of the Company's comprehensive income:



                                                            Six months ended
                                                     -----------------------------
                  (Unaudited)                        June 30, 2000   June 30, 1999
                  (in thousands)                     -------------   -------------
Net Income .........................................     $ 438          $  57

Other comprehensive income (loss), net of tax -
    Change in net unrealized gain on securities
      held available for sale, net of taxes of $(12)
      and $62 in 2000 and 1999, respectively .......        21           (103)
                                                         -----          -----

Comprehensive income ...............................     $ 459          $ (46)
                                                         =====          =====

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

The following table illustrates the reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the six months ended June 30, 2000, and 1999:

                                                 Six Months Ended
                                        ----------------------------------
                                        June 30, 2000         June 30, 1999
                                        -------------         -------------
                               (dollars in thousands, except per share data)

Net income .........................     $      438              $       57
                                         ----------              ----------

Weighted average shares ............      2,842,452               2,848,214
                                         ----------              ----------

Basic and diluted earnings per share     $     0.15              $     0.02
                                         ----------              ----------

On January 22, 1999 the Board of Directors declared a 4.4% dividend paid to Class A shareholders in shares of the Company's Class B common stock. Due the different dividend rights of the two classes of stock and the preferential nature of this dividend, the issuance of the Class B share dividend has been reflected in earnings per share from the date of issuance.

On December 17, 1999 the Board of Directors declared a dividend of $1.00 per Class A share, payable in Class B common stock to all shareholders of record of Class A common stock as of December 31, 1999. In order to treat the holders of Class B common stock similarly as the holders of the Class A common stock, the Board of Directors declared a 12.91% stock dividend on the Company's Class B common stock to be paid to the holders of the Class B common stock as of December 31, 1999. For purposes of the earnings per share, the issuance of this Class B stock dividend has been effected as of January 1, 1999. The basic and diluted weighted average number of shares outstanding and net earnings per share information for 1999 has been restated to reflect the effects of this stock dividend.

The basic and diluted weighted average number of shares outstanding and net earnings per share information for 1999 and 2000 have been restated to reflect a 1:1.1291 conversion ratio for discretionary conversions of Class A shares to Class B shares, reflecting the change in the Class A conversion ratio caused by the 1999 stock dividend on the Class B shares. During the three and six month periods ended June 30, 2000, 241,944 and 390,004 Class A shares were converted to 273,181 and 440,357 shares of Class B common stock, respectively. As of June 30, 2000, 454,250 shares of Class A Common stock remain outstanding.

NOTE 5 - INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and fair value of investment securities and mortgage-backed securities are as follows:


                                 Amortized    Gross Unrealized     Gross Unrealized
                                   Cost            Gains                Losses             Fair Value
                                ----------    ----------------     ----------------       -----------
June 30, 2000                                              (In thousands)
-------------

AVAILABLE FOR SALE:

U.S. Government and Agency
securities ..............          $ 6,500         $     0               $  (207)             $ 6,293

Mortgage-backed securities           6,610              22                   (63)               6,569

Other securities .........              14               0                     0                   14
                                   -------         -------               -------              -------

Sub-total ................         $13,124         $    22               $  (270)             $12,876
                                   -------         -------               -------              -------

HELD TO MATURITY:

U.S. Government and Agency
securities ...............         $ 1,000         $     0               $   (29)             $   971

Mortgage-backed securities          21,398              22                  (393)              21,027
                                   -------         -------               -------              -------

Sub-total ................         $22,398         $    22               $  (422)             $21,998
                                   -------         -------               -------              -------

TOTAL ....................         $35,522         $    44               $  (692)             $34,874
                                   =======         =======               =======              =======

The amortized cost and fair value of investment and mortgage-backed securities are as follows:


                                 Amortized    Gross Unrealized     Gross Unrealized
                                   Cost            Gains                Losses             Fair Value
                                ----------    ----------------     ----------------       -----------
December 31, 1999                                         (In thousands)

AVAILABLE FOR SALE:

U.S. Government and Agency
securities...................      $ 6,997         $     0               $  (218)             $ 6,779

Mortgage-backed
securities ....................      2,155               0                   (63)               2,092

Other securities ..............         14               0                     0                   14
                                   -------         -------               -------              -------

Sub-total .....................    $ 9,166         $     0               $  (281)             $ 8,885
                                   -------         -------               -------              -------
HELD TO MATURITY:

U.S. Government and Agency
securities ...................     $ 1,000         $     0               $   (28)             $   972

Mortgage-backed securities ...      17,025               0                  (276)              16,749
                                   -------         -------               -------              -------

Sub-total .....................    $18,025         $     0               $  (304)             $17,721
                                   -------         -------               -------              -------

TOTAL .........................    $27,191         $     0               $  (585)             $26,606
                                   =======         =======               =======              =======

The carrying value of securities pledged to secure deposits and for other purposes required or permitted by law amounted to approximately $21.9 million and $10.6 million at June 30, 2000 and December 31, 1999, respectively.

NOTE 6 - LOANS

The following schedule presents the components of loans, net of unearned income, by type, as of June 30, 2000 and December 31, 1999:


                                                 June 30, 2000              December 31, 1999
                                            -----------------------      ----------------------
                                                              (Dollars in thousands)
                                              Amount       Percent        Amount       Percent
                                            --------      ---------      --------     ---------
Commercial and Industrial ............      $ 24,430            18%      $ 20,380            20%

Real Estate Non-Residential Properties        91,659            66%        61,416            60%

Residential Properties ...............        14,866            11%        10,824            11%

Construction .........................         6,117             4%         7,148             7%

Consumer .............................         1,935             1%         1,534             2%
                                            --------      --------       --------      --------

Gross Loans ..........................       139,007           100%       101,302           100%

less:  net deferred fees .............           488                          445
                                            --------                     --------

Total loans ..........................       138,519                      100,857

less:  allowance for loan losses .....         1,463                        1,017
                                            --------                     --------

Net loans ............................      $137,056                     $ 99,840
                                            ========                     ========

      Changes in the allowance for loan losses are as follows:


                                        Six months ended
                                 -------------------------------
                                 June 30, 2000     June 30, 1999
                                 -------------     -------------
                                     (Dollars in thousands)
                                     ----------------------
Balance at beginning of year .      $1,017          $  602
Provision for loan losses ....         443              72
Charge-offs ..................          --              (1)
Recoveries ...................           3              25
                                    ------          ------
Ending Balance ...............      $1,463          $  698
                                    ======          ======

Ratio of net charge-offs to
average loans outstanding ....        0.00%          -0.04%

Balance of allowance as a % of
total loans at period end ....        1.06%           0.98%

      Loans with unpaid principal balances of $195 thousand were 90 days or more contractually delinquent or on nonaccrual status at June 30, 2000 and December 31, 1999.

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

                              RESULTS OF OPERATIONS

               Three Months Ended June 30, 2000 and June 30 1999.

For the quarter ended June 30, 2000, the Company generated net income of $225 thousand, an increase from net income of $27 thousand for the second quarter of 1999.

At June 30, 2000, the Company's total assets reached $192.2 million, an increase of 37.3% over total assets at December 31, 1999. The Company's net loans totaled $137.1 million, an increase of 37.3% over net loans at December 31, 1999, and the Company's deposits totaled $153.4 million, an increase of 39.1% over total deposits at December 31, 1999. During the six months ended June 30, 2000, the Company also instituted a leveraged growth strategy designed to provide a measure of protection against falling interest rates and to enhance income. The strategy involved the purchase of a $10 million GNMA II mortgage-backed security with an 8% coupon funded initially by $9 million in 90 day FHLB advances at an initial rate of 6.10%.

Interest and Dividend Income. Total interest and dividend income increased $1.9 million, or 108.5%, to $3.7 million for the quarter ended June 30, 2000 from $1.8 million for the same period of 1999. This increase in interest income primarily relates to an increase in the Company's average balance of earning assets and to a lesser extent to higher yield on the portfolio of interest earning assets. Average balances increased by $62.2 million for loans and $25.0 million for investment securities and the average balance of federal funds sold decreased $9.6 million. The average yield on the loan portfolio increased slightly to 9.4% in the second quarter of 2000, compared to 9.0% in the second quarter of 1999. The average yield on federal funds sold increased to 6.4% in 2000 from 4.7% in 1999 reflecting higher current market rates of interest. The average yield on investment securities, including Federal Reserve Bank and FHLB stocks increased to 7.1% in 2000 from 5.8% in 1999, primarily as a result of the purchase of longer term, mortgage-backed securities. During the three months ended June 30, 2000 the yield on the Company's interest earning assets increased to 8.8% from the 7.9% earned during the three months ended June 30, 1999. This increase is due to a shift in the mix of the average earning assets out of federal funds sold and into higher yielding loans and investment securities and to higher market interest rates.

Interest Expense. The Company's interest expense for the second quarter of 2000 increased $1,058 thousand, or 205.0%, to $1,574 thousand from $516 thousand for the same period last year. The increase in interest expense reflects a 120.3% increase in average interest bearing liabilities at June 30, 2000, as compared to the same period in 1999. The average balance of time deposits, money market deposits and NOW deposits increased by $21.7 million, $26.7 million and $1.4 million, respectively, in the second quarter of 2000 as compared to the same period in 1999. The increase in money market deposit accounts reflects the success of our tiered-rate money market account which offers competitive rates based upon the size of the customer's account balance. In addition, the average balance of the Company's non-interest bearing demand deposits increased by $9.3 million, to $32.5 million for the three months ended June 30, 2000 from $23.2 million for the three months ended June 30, 1999. The Company's average cost of deposits for the three months ended June 30, 2000, increased to 3.7% from 2.6% for the comparable period of 1999. Additionally, the Company borrowed funds during the second quarter of 2000 while in the same period of 1999 it had no borrowed funds. The average balance of federal funds purchased was $609 thousand, the average balance of securities sold under agreement to repurchase was $9.1 million, and the average balance of advances from the FHLB was $9.2 million at average rates of 6.6%, 6.2% and 6.5%, respectively, during the three months ended June 30, 2000. Federal funds purchased were used primarily to fund loan growth in periods when loan growth out paced deposit growth. The funds obtained through the repurchase agreement and FHLB advances were used to purchase securities under a leveraged growth and interest rate risk reduction strategy. The Company's average cost of funds, deposits and borrowings, for the three months ended June 30, 2000, increased to 4.0% from 2.6% compared to the comparable period of 1999.

Net-Interest and Dividend Income. Net interest income for the three months ended June 30, 2000, increased by $850 thousand, or 68.4%, over the same period last year. The Company's net interest spread decreased 48 basis points to 3.78% for the three months ended June 30, 2000, from 4.26% for the comparable period of 1999, reflecting the Company's higher cost of funds for the current period.

Provision for Loan Losses. The increase to $244 thousand from $57 thousand in the provision for loan losses for the three months ended June 30, 2000, compared to the comparable period of 1999, reflects the growth in the loan portfolio in the second quarter 2000 compared to the same period the prior year. The Company's expense for provision for loan losses maintained the reserve at a level management believes appropriate in light of the Company's lending activities, the quality of the loan portfolio, historical experience, volume and type of lending conducted by the Company, the status of past due and non-performing loans, the general economic conditions of the Company's lending area and other factors affecting collectibility of the Company's loan portfolio. The provision for the three months ended June 30, 2000 was due to growth primarily in the non-residential real estate loan portfolio. The Company had net recoveries of $3 thousand and did not experience any material change in its level of classified loans during the three month period. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, the financial status of borrowers and regulatory requirements.

Non-Interest Income. For the second quarter of 2000, total non-interest income increased $11 thousand, or 4.6%, over the same period of last year. The increase includes additional service charges and fees primarily resulting from growth in the deposit portfolio and an increase of $9 thousand on gain on sale of loans due to two small loans being sold in the three months ended June 30, 2000 versus no loan sales during the same period in 1999.

Non-Interest Expense. For the three month period ended June 30, 2000, the Company experienced increases in its non-interest expense over non-interest expense for the comparable period of 1999. For the three month period ended June 30, 2000, the Company's total non-interest expense was $1.7 million, compared to total non-interest expense of $1.3 million for the 1999 period. The increase in non-interest expense in the three month period of 2000 reflects increased compensation and employee benefit expense as the Company hired additional staff to administer growth in its loan and deposit portfolios, to staff its new in-house data processing and items processing departments and to staff its new full service Melbourne, Florida facility, which opened in March 2000. The increase in salary and benefit expenses also reflects salary adjustments for the Company's employees. Full time equivalent employees increased from 47 at June 30 1999, to 66 at June 30, 2000. Occupancy expense increased $63 thousand, or 30.9%, in the three months ended June 30, 2000 as compared to the same period in 1999. Rents at the

Melbourne office and new operations center were $27 thousand and $19 thousand, respectively, in the second quarter of 2000 while the Company did not have these locations in 1999. Increased amortization expense for the leasehold improvements at the Boca Raton office, which was completed late in 1999, also accounted for $7 thousand of the increase in occupancy expense. Goodwill amortization totaled $39 thousand and $40 thousand for the three month periods ended June 30, 2000, and 1999, respectively. The Company also experienced the following increases in other non-interest expenses related primarily to its growth: postage expense increased $9 thousand, or 71.3%, stationery and supplies expense increased $15 thousand, or 56.6%, business development expense increased $26 thousand, and telephone expense increased $10 thousand, or 38.3%. Legal expenses decreased $43 thousand or 84.1% and the Company paid $50 thousand to settle a lawsuit during the quarter.

Income Taxes. Income tax expense increased to $166 thousand for the quarter ended June 30, 2000, compared to $75 thousand for the same period last year, primarily due to an increase in pretax income. The effective tax rate for the second quarter of 2000 was 42.5%. Non-deductible goodwill amortization expense contributed to the effective tax rate.

                Six Months Ended June 30, 2000 and June 30 1999.

For the six months ended June 30, 2000, the Company generated net income of $438 thousand, an increase from net income $57 thousand for the same period in 1999.

Interest and Dividend Income. Total interest and dividend income increased $3.5 million, or 111.0%, to $6.7 million for the six months ended June 30, 2000 from $3.2 million for the same period of 1999. This increase in interest income primarily relates to an increase in the Company's average balance of earning assets and to a lesser extent to higher yield on the portfolio of interest earning assets. Average balances increased by $60.7 million for loans and $23.2 million for investment securities and the average balance of federal funds sold decreased $10.5 million. The average yield on the loan portfolio increased slightly to 9.3% in the first six months of 2000, compared to 9.1% in the second quarter of 1999. The average yield on federal funds sold increased to 6.3% in 2000 from 4.7% in 1999, reflecting higher current market rates of interest. The average yield on investment securities, including Federal Reserve Bank and FHLB stocks, increased to 7.0% in 2000 from 5.8% in 1999, primarily as a result of the purchase of longer term, mortgage-backed securities. During the six months ended June 30, 2000 the yield on the Company's interest earning assets increased to 8.7% from the 7.9% earned during the six months ended June 30, 1999. This increase is due to a shift in the mix of the average earning assets out of federal funds sold and into higher yielding loans and investment securities and to higher market interest rates.

Interest Expense. The Company's interest expense for the first six months of 2000 increased $1.9 million, or 221.7%, to $2.7 million from $853 thousand for the same period last year. The increase in interest expense reflects a 127.7% increase in average interest bearing liabilities at June 30, 2000, as compared to the same period in 1999. The average balance of time deposits, money market deposits and NOW deposits increased by $19.7 million, $26.8 million and $1.2 million, respectively, for the first six months of 2000 as compared to the same period in 1999. The increase in money market deposit accounts reflects the success of our tiered-rate money market account which offers competitive rates based upon the size of the customer's account balance. In addition, the average balance of the Company's non-interest bearing demand deposits increased by $9.9 million, to $31.0 million for the six months ended June 30, 2000 from $21.1 million for the six months ended June 30, 1999. The Company's average cost of deposits for the six months ended June 30, 2000, increased to 3.5% from 2.4% for the comparable period of 1999. Additionally, the Company borrowed funds during the first six months of 2000 while in the same period of 1999 it had no borrowed funds. The average balance of federal funds purchased was $737 thousand, the average balance of securities sold under agreement to repurchase was $9.1 million, and the average balance of advances from the FHLB was $6.6 million at average rates of 6.3%, 6.2% and 6.4%, respectively, during the six months ended June 30, 2000. Federal funds purchased were used primarily to fund loan growth in periods when loan growth out paced deposit growth. The funds obtained through the repurchase agreement and FHLB advances were used to purchase securities under a leveraged growth and interest rate risk reduction strategy. The Company's average cost of funds, deposits and borrowings, for the six months ended June 30, 2000, increased to 3.8% from 2.4% compared to the comparable period of 1999.

Net-Interest and Dividend Income. Net interest income for the six months ended June 30, 2000, increased by $1.6 million, or 70.1%, over the same period last year. The Company's net interest spread decreased 62 basis points to 3.87% for the six months ended June 30, 2000, from 4.49% for the comparable period of 1999, reflecting our higher cost of funds.

                       COMPARATIVE AVERAGE BALANCE SHEETS

The following table reflects the components of the Company's net interest income, setting forth for the periods presented herein, (1) average assets, liabilities and shareholders' equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) the Company's net interest spread (i.e., the average yield on interest-earning assets less the average rate on interest-bearing liabilities) and (5) the Company's net yield on interest-earning assets. Rates are computed on a tax equivalent basis.

                                                 Six Months Ended                                Six Months Ended
                                                  June 30, 2000                                   June 30, 1999
                                            -------------------------------------------------------------------------------------
                                                                              Average                                    Average
                                                              Interest         Rates                      Interest        Rates
                                             Average          Income/         Earned/      Average         Income/       Earned/
                                             Balance           Epense          Paid        Balance         Epense         Paid
                                            ---------        ---------       --------      -------        --------       -------
Assets
Interest-earning assets:
Due from banks .......................      $      63        $       2         6.0%       $      10       $       0          4.6%
Loans ................................        116,532            5,391         9.3%          55,875           2,533          9.1%
Taxable investment securities (1) ....         34,331            1,193         7.0%          11,114             317          5.8%
Federal funds sold ...................          2,950               93         6.3%          13,430             316          4.7%
                                            ---------        ---------                    ---------       ---------
Total interest-earning assets ........        153,876        $   6,679         8.7%          80,429       $   3,166          7.9%
                                                             ---------                    ---------       ---------

Non-interest-earning assets ..........         12,564                                        11,245
Allowance for possible loan losses ...         (1,173)                                         (627)
                                            ---------                                     ---------
      Total assets ...................      $ 165,267                                     $  91,047
                                            =========                                     =========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
NOW deposits .........................      $  12,591        $      44         0.7%       $  11,376       $      46          0.8%
Savings deposits .....................          2,258               25         2.2%           2,597              23          1.8%
Money market deposits ................         42,548              993         4.7%          15,791             288          3.7%
Time deposits ........................         39,878            1,165         5.9%          20,180             496          5.0%
Federal funds purchased ..............            737               23         6.3%              --              --          0.0%
Repurchase agreements ................          9,066              282         6.2%              --              --          0.0%
Advances from FHLB ...................          6,626              212         6.4%              --              --          0.0%
                                            ---------        ---------                    ---------       ---------
Total interest-bearing liabilities ...        113,704        $   2,744         4.8%          49,944       $     853          3.4%
                                                             ---------                                    ---------
Non-interest bearing liabilities:
Demand deposits ......................         31,038                                        21,126
Other liabilities ....................            710                                           484
                                            ---------                                     ---------
Total non-interest bearing liabilities         31,748                                        21,610
                                            ---------                                     ---------
Shareholders' equity .................         19,815                                        19,493
                                            ---------                                     ---------
      Total liabilities and
         shareholders' equity ........      $ 165,267                                     $  91,047
                                            =========                                     =========

Net interest differential ...........................                             3.9%                                        4.5%
                                                                                  ===                                        ====
Net yield on interest-earning assets ................        $   3,935            5.1%                     $   2,313          5.8%
                                                             =========            ===                      =========         ====

SELECTED OPERATING RATIOS
      Return on assets ...............                                           0.53%                                      (0.13%)
      Return on equity ...............                                           4.45%                                      (0.59%)
      Equity to assets ratio .........                                          10.42%                                      18.11%


(1) Includes Federal Reserve Bank of Atlanta stock and Federal Home Loan Bank stock.

The following table presents by category the major factors that contributed to the changes in net interest income for the periods presented. Amounts have been computed on a fully tax-equivalent basis.



                                         Six months ended June 30,
                                               2000 versus 1999
                                   Increase (Decrease) Due to Change in:
                                   -------------------------------------
                                   Average        Average
                                   Volume           Rate         Net
                                   --------      ---------    ---------
                                              (in thousands)
Interest Income:
Due from banks ..............      $     1       $     1       $     2
Loans .......................        2,779            79         2,858
Taxable investment securities          668           208           876
Federal funds sold ..........         (246)           23          (223)
                                   -------       -------       -------
Total interest income .......      $ 3,202       $   311       $ 3,513
                                   -------       -------       -------

Interest expense:
NOW deposits ................      $     5       $    (7)           (2)
Money market deposits .......          491           214           705
Savings deposits ............           (2)            4             2
Time deposits ...............          489           180           669
Federal funds purchased .....           --            23            23
Repurchase agreements .......           --           282           282
FHLB advances ...............           --           212           212
                                   -------       -------       -------
Total interest expense ......      $   983       $   908       $ 1,891
                                   -------       -------       -------
Net interest income .........      $ 2,219       $  (597)      $ 1,622
                                   =======       =======       =======

Provision for Loan Losses. The increase to $443 thousand from $72 thousand in the provision for loan losses for the six months ended June 30, 2000, compared to the comparable period of 1999 is reflective of the growth in the loan portfolio in the first half of 2000 compared to the same period the prior year. The Company's expense for provision for loan losses maintained the reserve at a level management believes appropriate in light of the Company's lending activities, the quality of the loan portfolio, historical experience, volume and type of lending conducted by the Company, the status of past due and non-performing loans, the general economic conditions of the Company's lending area and other factors affecting collectibility of the Company's loan portfolio. The provision for the six months ended June 30, 2000 was due to growth primarily in the non-residential real estate, residential real estate and commercial and industrial loan portfolios. The Company had net recoveries of $3 thousand and did not experience any material change in its level of classified loans during the three month period. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, the financial status of borrowers and regulatory requirements.

Non-Interest Income. For the first six months of 2000, total non-interest income decreased by $14 thousand, or 2.7%, over the same period of last year. The decrease includes a $39 thousand increase from additional service charges and fees primarily resulting from growth in the deposit portfolio and a reduction of $50 thousand on gain on sale of loans due to a lower volume of loans sold in the six months ended June 30, 2000 versus the same period in 1999. The Company also gained $16 thousand by selling stock it received in the de-mutualization of two of its insurance vendors. Other factors affecting non-interest income include $22 thousand less in gain on sale of assets in 2000 and $13 thousand more in gain on sale of other real estate during the first six months of 2000 as compared to the same period in 1999.

Non-Interest Expense. For the six month period ended June 30, 2000, the Company experienced increases in its non-interest expense over non-interest expense for the comparable period of 1999. For the six month period ended June 30, 2000, the Company's total non-interest expense was $3.2 million, compared to total non-interest expense of $2.6 million for the 1999 period. The increase in non-interest expense in the six month period of 2000 reflects increased compensation and employee benefit expense as the Company hired additional staff to administer growth in its loan and deposit portfolios, and to staff its new full service Melbourne, Florida facility which opened in March 2000. The increase in salary and benefit expenses also reflect salary adjustments for the Company's employees. Full time equivalent employees increased from 47 at June 30 1999, to 66 at June 30, 2000. Occupancy expense increased $69 thousand, or 16.7%, in the six months ended June 30, 2000 as compared to the same period in 1999. Rents at the Melbourne office and new operations center were $34 thousand and $19 thousand, respectively, in the first six months of 2000, while the Company did not have these locations in 1999. Increased amortization expense for the leasehold improvements at the Boca Raton office, which was completed late in 1999, also accounted for $17 thousand of the increase in occupancy expense. Goodwill amortization totaled $77 thousand and $80 thousand for the six month periods ended June 30, 2000, and 1999, respectively. The Company experienced a net increase of $168 thousand, or 20.0%, in other non-interest expenses in the first six months of 2000 compared to the same period in 1999. This increase is related primarily to the Company's growth. The net change in other non-interest expense includes the following: postage expense increased $18 thousand, or 67.3%, stationery and supplies expense increased $26 thousand, or 49.5%, business development expense increased $31 thousand, or 125.4%, and State and FDIC assessments increased $15 thousand, or 116.5%. The Company paid $50 thousand to settle a lawsuit during 2000. Legal expenses decreased $41 thousand, or 61.7%, insurance expense decreased $21.5 thousand, or 40.4%, and consulting costs decreased $34 thousand or 100%.

Income Taxes. Income tax expense increased to $322 thousand for the six months ended June 30, 2000, compared to $111 thousand for the same period last year, primarily due to an increase in pretax income. The effective tax rate for the six months ended June 30, 2000 was 42.4%. Non-deductible goodwill amortization expense contributed to the effective tax rate.

                               FINANCIAL CONDITION

                   June 30, 2000 compared to December 31, 1999

Total assets increased to $192.2 million, an increase of $52.2 million, or 37.3%, from total assets of $140.0 million at December 31, 1999. Increases in total assets included increases of $4.2 million in federal funds sold, $37.2 million in net loans, $4.4 million in investment securities held to maturity, $4.0 million in investment securities available for sale, $505 thousand in Federal Reserve Bank and Federal Home Loan Bank stock, $641 thousand in net premises and equipment and $516 thousand in other assets.

The $37.2 million increase in net loans is comprised primarily of $4.1 million in commercial loans, $30.2 million in non-residential real estate loans, $4.0 million in residential real estate loans, and a reduction of $1.0 million in construction loans. The net increase is the result of the management team's efforts to attract new business and expand relationships with existing customers.

The following schedule presents the components of loans, net of unearned income, by type, as of June 30, 2000 and December 31, 1999:


                                                June 30, 2000                December 31, 1999
                                            ------------------------     ------------------------
                                                              (Dollars in thousands)
                                             Amount        Percent        Amount         Percent
                                            --------      ---------     ---------        -------
Commercial and Industrial ............      $ 24,430            18%      $ 20,380            20%

Real Estate Non-Residential Properties        91,659            66%        61,416            60%

Residential Properties ...............        14,866            11%        10,824            11%

Construction .........................         6,117             4%         7,148             7%

Consumer .............................         1,935             1%         1,534             2%
                                            --------      --------      ---------        ------
Gross Loans ..........................       139,007           100%       101,302           100%

less:  net deferred fees .............           488                          445
                                            --------                    ---------

Total loans ..........................       138,519                      100,857

less:  allowance for loan losses .....         1,463                        1,017
                                            --------                    ---------

Net loans ............................      $137,056                     $ 99,840
                                            ========                    =========

The following table sets forth, in terms of interest rate sensitivity, certain components of the Company's loan portfolio as well as its fixed and adjustable rate loans within that portfolio at June 30, 2000.



                                Within 1 Year     1 to 5 Years     After 5 Years      Total
                                -------------     ------------     -------------      -----
                                                        (in thousands)
Commercial and Industrial          $17,105          $ 6,550          $   775          $24,430
Construction Loans ......            6,117                0                0            6,117
                                   -------          -------          -------          -------
     Total (1) ..........          $23,222          $ 6,550          $   775          $30,547
                                   =======          =======          =======          =======

Fixed Rate Loans ........                                                             $ 7,569
Variable Rate Loans .....                                                              22,978
                                                                                      -------
     Total (1) ..........                                                             $30,547
                                                                                      =======

(1) Includes Commercial and Industrial and Construction loans only.

At June 30, 2000, cash and due from banks increased $522 thousand reflecting the Company's growth. Federal funds sold increased by $4.2 million from December 31, 1999. The increase is attributable primarily to growth in deposits and borrowings outpacing loan and investment portfolio growth during the period. Accrued interest receivable increased $237 thousand as a result of growth in the loan and investment portfolios. Federal Reserve Bank (FRB) stock and Federal Home Loan Bank (FHLB) stock increased $505 thousand, primarily as the result of purchases of additional FHLB stock in compliance with the FHLB's membership requirements. The Company's net investment in premises and equipment increased $641 thousand, including $292 thousand for its Melbourne office, $130 thousand to build out the new operations center, $150 thousand for data processing equipment and $30 thousand in leasehold improvements at the Boca Raton office. Other assets increased $458 thousand, including $407 thousand for software for the in-house operating system, $75 thousand in prepaid insurance, $19 thousand in security deposits, $17 thousand in deferred expenses, and a decrease of $108 thousand in other real estate owned.

Total deposits increased 39.1%, from $110.3 million at December 31, 1999, to $153.4 million at June 30, 2000. Deposits are summarized as follows:

                                        June 30, 2000   December 31, 1999
                                        -------------   -----------------
                                                (in thousands)
Non-interest bearing demand ....          $ 30,917          $ 29,235
Savings, NOW and money market ..            69,769            46,884
Time deposits, under $100,000 ..            34,884            20,187
Time deposits, $100,000 and over            17,865            13,967
                                          --------          --------
                                          $153,435          $110,273
                                          ========          ========

Money market accounts increased $23.2 million in the first six months of 2000. This increase reflects the market's acceptance of two, tiered money market account products, which pay increased rates as the balance in the account increases. These accounts contributed to an increase in the average rate paid on money market accounts from 4.34% in December 1999 to 5.12% in June 2000. Of the total increase in money market accounts, $16.5 million was raised in the Company's Boca Raton office.

Time deposits increased $18.6 million dollars in the first six months of 2000. The Company subscribes to a deposit listing service on the internet which allows it to post time deposit rates on a web site which is available to other subscribers who use the site as an information source for investing in time deposits. The deposits raised through this program are primarily deposits of credit unions, savings banks and commercial banks at terms from ninety days to three years. The Company raised $15.2 million with this program in the first six months of 2000. At June 30, 2000 the Company had $25.2 million in deposits raised through this program compared to $10.0 million at December 31, 1999. The weighted average rate of the internet portfolio at June 30, 2000 was 7.11% and the weighted average life was eight months.

The following table sets forth the average amounts of various types of deposits for each of the periods indicated:

                                                 June 30, 2000                     December 31, 1999
                                     --------------------------------      -------------------------------
                                                             Average                               Average
                                      Amount                  Yield        Amount                   Yield
                                     --------               ---------      ------                  -------
                                                (dollars in thousands)
Non-Interest Bearing Demand          $ 31,038                  0.0%        $ 23,823                  0.0%
Interest-Bearing Demand ...            12,591                  0.7%          11,535                  0.8%
Money Market Deposits .....            42,548                  4.7%          26,107                  4.1%
Savings Deposits ..........             2,258                  2.2%           2,300                  1.8%
Time Deposits .............            39,878                  5.9%          22,308                  5.0%
                                     --------                             ---------
Total .....................          $128,313                             $  86,073
                                     ========                             =========

The increased average yield on money market accounts is attributable to increased volume of higher yielding tiered money market accounts. The increased average yield on time deposits is primarily attributable to the growth in the internet deposit portfolio which tends to require higher interest rates than the local time deposit portfolio. The Company offered these two higher yielding products to attract deposits to fund the growth in the loan portfolio.

The following table summarizes the maturity distribution of time deposits of denominations of $100,000 or more as of June 30, 2000, 1999 (in thousands):

Time deposits ($100,000 and over)
Three months or less ....................     $ 5,122
Over three months through nine months....       7,056
Over nine months through twelve months...       3,611
Over twelve months ......................       2,076
                                              -------
     Total ..............................     $17,865
                                              =======

FHLB advances totaled $9.0 million at June 30, 2000. There were no FHLB advances at December 31, 1999. The funds obtained in this borrowing were used toward the purchase of a $10 million GNMA II mortgage-backed security, of which one half is carried available for sale and one half is carried in the held to maturity portfolio. The security is pledged to secure the borrowing line and the Company is required to maintain a specified margin between the market value of the security and the amount advanced under the line.

The following table sets forth information regarding the Company's short-term borrowing at and for the periods indicated:


                                                     June 30, 2000   December 31, 1999
                                                      -------------  -----------------
FHLB advances
      Balance outstanding ...........................     9,000                0
      Weighted average interest rate at period end...       0.0%             0.0%
      Maximum balance at any month-end ..............     9,400                0
      Average amount outstanding during period ......     6,626               --
      Weighted average interest rate during period...       6.4%             0.0%

Accrued interest payable increased $117 thousand, or 54.7%, due to an increased volume of interest paying liabilities, including other borrowings, and a higher average cost of the interest bearing liabilities. Other liabilities increased $102 thousand, or 30.9%, due primarily to an $86 thousand dollar increase in accrued expenses payable related to the Company's growth.

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

Non-accrual loans increased to $195 thousand at June 30, 2000 from $154 thousand at December 31, 1999. The balance represents two loans, one with a balance of $154 thousand which was placed on non-accrual status during October 1999. The balance of this loan represents the unguaranteed portion of a Small Business Administration loan. The Bank has initiated foreclosure. Management believes proper reserves have been established for this loan. The second loan, with a balance of $41 thousand, was placed on non-accrual status during February 2000. The loan is secured by business equipment and a second mortgage on the residence of the principal of the company. Management believes that this loan is adequately reserved.

The Company has no other real estate owned at June 30, 2000. The one property the Company acquired through foreclosure in December 1999 that was carried on the books at $108 thousand was sold during June 2000 at a gain of $17 thousand.

The following table sets forth information concerning risk elements in the Company's portfolio:

                                                (unaudited)
                                                   June 30,        December 31,
                                           ----------------------  ------------
  (Dollars in thousands)                     2000          1999        1999
                                            -------      -------      --------

Non-accrual loans .....................     $   195      $   109      $   154

Other real estate owned ...............           0            8          108
                                            -------      -------      -------
Total non-performing
assets (1) ............................     $   195      $   117      $   262
                                            =======      =======      =======
Non-accrual loans to
total loans ...........................        0.14%        0.15%        0.15%

Non-performing assets to
total assets ..........................        0.10%        0.11%        0.19%

Allowance for possible loan losses
as a percentage of non-performing
assets.................................      750.26%      596.58%      388.17%

(1) Excludes loans past due more than 90 days and still accruing interest of $41 thousand at December 31, 1999. No loans were past due more than 90 days and still accruing interest at the other periods presented.

ALLOWANCE FOR LOAN LOSSES

The Company attempts to maintain an allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance. Risks within the portfolio are analyzed on an ongoing basis by our officers, by outside, independent loan review auditors and by our Directors' Loan Committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess the risk and appropriate reserves. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. Additions to the allowance are made by provisions charged to expense and the allowance is reduced by net charge-offs (i.e., loans judged to be uncollectible and charged against the reserve, less any recoveries on such loans). Although management attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions. In addition, various regulatory agencies periodically review the Company's allowance for loan losses. These agencies may require the Company to take additional provisions based on their judgments about information available to them at the time of their examination.

At June 30, 2000, the allowance for loan losses was $1.5 million, an increase of $446 thousand from year-end 1999. During the six months ended June 30, 2000 the Company had no charge-offs and recoveries of $3 thousand and provided a loan loss provision of $443 thousand.

The following is a summary of the reconciliation of the allowance for loan losses for the periods presented.

                                                      Six months ended June 30,
                                                      -------------------------
                                                           2000         1999
                                                      -------------  ----------
                                                        (dollars in thousands)
Balance at beginning of period ......................     $1,017      $  602
CHARGE-OFFS
Real estate .........................................          0           0
Instalment ..........................................          0           0
Commercial ..........................................          0           1
                                                          ------      ------
     Total Charge-offs ..............................          0           1
RECOVERIES
Real estate .........................................          0           4
Instalment ..........................................          0           0
Commercial ..........................................          3          21
                                                          ------      ------
     Total Recoveries ...............................          3          25
Net recoveries ......................................          3          24
Provision charged to expense ........................        443          72
                                                          ------      ------
Balance of allowance at end of period ...............     $1,463      $  698
                                                          ======      ======
Ratio of net charge-offs to average loans outstanding       0.00%     -0.04%
Balance of allowance at period end as
    a percent of total loans at period end ..........       1.06%       0.98%


The following table sets forth, for each of the Company's major lending areas, the amount and percentage of the Company's allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated.

                                    June 30, 2000         December 31, 1999
                                --------------------   ---------------------
                                            % of                    % of
                                Amount   Total Loans   Amount   Total Loans
                                ------   -----------   ------   -----------
                                         (dollars in thousands)
Balance applicable to:
Commercial and industrial .     $  242         18%     $  175         20%
Real estate:
 Non-residential properties        810         66%        596         60%
 Residential properties ...        124         11%         66         11%
 Construction .............        181          4%        134          7%
Consumer ..................         30          1%         14          2%
                                ------     ------      ------     ------
Subtotal ..................      1,387        100%        985        100%
Unallocated reserves ......         76         --          32         --
                                ------     ------      ------     ------
     Total ................     $1,463        100%     $1,017        100%
                                ======     ======      ======     ======

INVESTMENT SECURITIES

At June 30, 2000, the Company's investment securities portfolio, both held to maturity and available for sale, totaled $35.3 million, an increase of $8.4 million, from total investment securities of $26.9 million at December 31, 1999. At June 30, 2000, $12.9 million of the

Company's investment securities were classified as available for sale and $22.4 million were classified as held to maturity. At December 31, 1999 $8.9 million and $18.0 million of securities were classified as available for sale and held to maturity, respectively. As the mortgage-backed securities have paid down, the funds have been reinvested primarily in the loan portfolio.

The following table sets forth, as of June 30, 2000, the maturity distribution of the Company's investment portfolio.

                   MATURITY SCHEDULE OF INVESTMENT SECURITIES


                             Within One            After One But        After Five But         After Ten
(Dollars in thousands)           Year             Within Five Years     Within Ten Years          Years                 Total
                        ---------------------   -------------------   -------------------   -------------------  ------------------
Available for Sale       Carrying   Average     Carrying   Average     Carrying   Average   Carrying   Average   Carrying   Average
                           Value     Yield       Value     Yield         Value     Yield     Value      Yield      Value     Yield
                        ----------  ---------   --------  ---------   ---------   --------  --------   --------  ---------  -------
U.S. Government and
Agency Obligations      $   495      6.90%      $ 5,798     7.09%      $ 0.00     0.00%     $ 0.00     0.00%     $ 6,293      7.07%

Mortgage-Backed
Securities                  653      7.55%        2,058     7.88%       2,034     7.93%      1,824     8.00%       6,569     7.90%

Other Securities ..           0      0.00%            0     0.00%           0     0.00%      1,291     6.94%       1,291     6.94%
                        -------     -----       -------   ------      -------     ----      ------    -----      -------     -----
                        $ 1,148      7.27%      $ 7,856     7.29%     $ 2,084     7.93%     $3,114     7.56      $14,153     7.44%
                        =======                 =======               =======               ======               =======


Mortgage-backed securities maturities are based on current prepayment speeds

Other securities include Federal Reserve Bank Stock of $535 thousand and Federal Home Loan Bank Stock of $742 thousand that the Bank must own as a condition of membership. The Bank does not anticipate that it will discontinue its memberships and, therefore, these stocks are classified as more than ten years. Other securities also includes $14 thousand in Bankers' Bancorporation of Florida stock.


         MATURITY SCHEDULE OF INVESTMENT SECURITIES


                             Within One            After One But        After Five But         After Ten
(Dollars in thousands)           Year             Within Five Years     Within Ten Years          Years                 Total
                        ---------------------   -------------------   -------------------   -------------------  ------------------
Held to Maturity        Carrying     Average     Carrying   Average     Carrying   Average   Carrying   Average   Carrying   Average
                          Value       Yield       Value      Yield       Value      Yield      Value     Yield     Value      Yield
                        ----------  ---------   --------  ---------   ---------   --------    --------   -----     -----     ------
U.S. Government and
Agency Obligations      $     0        0.00%      $ 1,000     5.94%    $    0        0.00%     $    0    0.00%    $ 1,000      5.94%

Mortgage-Backed
Securities                1,347        7.22%        5,387     7.22%     6,026        7.30%      8,638    7.48%     21,398      7.35%
                        -------       -----       -------    -----     ------        ----      ------    -----    --------    -----
                        $ 1,347        7.22%       $ 6,387    7.02%    $6,026        7.30%     $8,638    7.48%     22,398      7.29%
                        =======                    =======             ======                  ======             =======

Mortgage-backed securities maturities are based on current prepayment speeds.

LIQUIDITY

Net cash provided by the Company's operating activities was $451 thousand in the first six months of 2000 compared to $130 thousand for the six months ended June 30, 1999.

Net cash used in investing activities was $47.2 million in the period ended June 30, 2000 compared to $29.0 million in the comparable period of 1999. The Company used $8.3 million for net investment securities in 2000, while in 1999 it used $5.0 million for its securities portfolio. Additionally, the Company used $37.7 million and $23.3 million for net loans and loan sales in the first six months of 2000 and 1999, respectively.

Net cash provided by the Company's financing activities was $51.6 million in the first six months of 2000, and $26.7 million in the comparable period of 1999. The increase in 2000 was due to a $43.2 million increase in deposits and net increase of $8.4 million in federal funds purchased and other borrowed money. Net deposits provided an increase $43.2 million in 2000 compared to $26.7 million in the six months ended June 30, 1999.

As a state chartered commercial bank, the Bank is required to maintain a daily liquidity position equal to at least 15 percent of its total transaction accounts and 8 percent of its total nontransaction accounts, less those deposits of public funds for which security has been pledged. As of June 30, 2000, the Bank had a liquidity ratio of 17.2 percent which was adequate to meet the statutory requirement. The primary source of the Bank's liquidity is federal funds sold - overnight loans to major commercial banks. At June 30, 2000, federal funds sold totaled $4.2 million. Funds not required to meet loan and deposit demand were invested primarily in mortgage-backed, U.S. Government and Agency securities. The Bank considers these investments to be secondary sources of liquidity. The Bank's investment securities classified as available for sale had a carrying value of $12.9 million at June 30, 2000.

An additional external source of liquidity is an unsecured $4 million federal funds overnight borrowing line of credit and a secured line of credit with a correspondent bank. The Company's unencumbered investment securities are the collateral for the secured line of credit and serve to determine the total amount available under the line. At June 30, 2000, no funds were drawn under either the secured or unsecured line. During the six months ended June 30, 2000 the Company drew on the unsecured line to $4 million several times and drew on the secured line up to $2.8 million when loan growth outpaced deposit growth. The Company also maintains a line of credit at the Federal Home Loan Bank of Atlanta secured by first lien residential mortgages. The total credit available under this line is based on the market value of the collateral; at June 30, 2000, $3.1 million was available. No draws have been made under this line.

CAPITAL RESOURCES

Total stockholders' equity increased to $20.0 million at June 30, 2000 from $19.6 million at December 31, 1999. June 30, 2000 equity was affected by net income of $438 thousand and a decrease of $21 thousand in net unrealized losses on available for sale securities.

At June 30, 2000, the Company exceeded all regulatory capital requirements as follows:
                                CAPITAL ADEQUACY
                             (dollars in thousands)

                                                                                              To be well capitalized
                                                                       For capital            under prompt corrective
                                             Actual                 adequacy purposes            action provisions
                                     ---------------------       --------------------      ---------------------------
                                     Amount          Ratio         Amount       Ratio       Amount            Ratio
                                     ------          -----         ------       -----      -------           -------
                                                                 (Dollars in thousands)
Total Capital
     (to risk weighted assets)...     17,759        11.68%       >= 12,163      >= 8.00      >= 15,204        >= 10.00
Tier I Capital
     (to risk weighted assets)...     16,296        10.72%       >=  6,082      >= 4.00      >=  9,123        >=  6.00
Tier I Capital
     (to average assets) ........     16,296         9.31%       >=  7,000      >= 4.00      >=  8,750        >=  5.00

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

Not applicable

Item 3   Defaults Upon Senior Securities

Not applicable

Item 4   Submission of Matters to a Vote of Security Holders

(a)   The annual shareholders' meeting was held April 28, 2000.
(b)   Not applicable.
(c) The following directors were elected to serve three year terms in an uncontested election:


                       Shares Voted      Shares Voted                    Broker Non-
                           For          Against/Withheld    Abstentions    Votes
                       ------------     ----------------    -----------  ----------
Thomas J. Hanford       2,146,742               0              5,116           0
Bruce A. Mahon          2,146,742               0              5,116           0
Richard P. Rosa         2,146,742               0              5,116           0
Craig A. Spencer        2,146,742               0              5,116           0
Mark Wolters            2,146,742               0              5,116           0

(d)  Not applicable.

Item 5   Other Information

  Not applicable

Item 6    Exhibits and Report on Form 8-K

  (a)  Exhibits

       Number      Description
       ------      -----------
         27        Financial Data Schedule

  (b)   Reports on Form 8-K

      On April 26, 2000, the Company filed a Form 8-K to report its joint venture with USI Florida, Inc. through which it will offer insurance products and to report its second quarter 2000 earnings.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          ADMIRALTY BANCORP, INC.


Date: August 11, 2000                     By:   /s/ Ward  Kellogg
                                             ---------------------------
                                               WARD KELLOGG, President


Date: August 11, 2000                     By:  /s/ Kevin M. Sacket
                                             ---------------------------
                                              KEVIN M. SACKET, Treasurer
                                           (Principal Financial Officer)