Form 10QSB
period 2000-09-30
ADMIRALTY BANCORP INC
filed 2000-11-13
CIK 1066808

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                               -------------------

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2000 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________________ to _________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 2000 there were 2,811,863 shares of common stock, including both Class A and Class B shares of Common Stock, outstanding.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

Part I.  Financial Information

Item 1. Financial Statements

                                                                           Page
                                                                           ----
         Condensed Consolidated Balance Sheets (unaudited) -
           At September 30, 2000 and at December 31, 1999..................  3

         Condensed Consolidated Statements of Operations (unaudited) -
           Three months ended September 30, 2000 and 1999..................  4

         Condensed Consolidated Statements of Operations (unaudited) -
           Nine months ended September 30, 2000 and 1999...................  5

         Condensed Consolidated Statements of Cash Flows (unaudited) -
           Nine months ended September 30, 2000 and 1999...................  6

         Notes to Condensed Consolidated Financial Statements (unaudited)..  7

Item 2.  Management's Discussion and Analysis of Financial Condition
           And Results of Operations....................................... 12

Part II.  Other Information

         Item 1.  Legal Proceedings........................................ 27

         Item 2.  Changes in Securities and Use of Proceeds................ 27

         Item 3.  Defaults Upon Senior Securities.......................... 27

         Item 4. Submission of Matters to a Vote of Security Holders....... 27

         Item 5.  Other Information........................................ 27

         Item 6.  Exhibits and Reports on Form 8-K......................... 27

                    Signature Page

                     Admiralty Bancorp, Inc. and subsidiary

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                   (unaudited)

                                                  September 30,     December 31,
                                                      2000              1999
                                                  -------------     ------------
ASSETS
Cash and cash equivalents
  Cash and due from banks......................     $  6,553             5,115
  Interest bearing due from banks..............          331                21
  Federal funds sold...........................        6,268                --
                                                    --------          --------
    Total cash and cash equivalents............       13,152             5,136
Investment securities available for sale,
  at fair market value.........................       12,674             8,885
Investment securities held to maturity, at cost
  (fair market value of $21,886 and $17,721 at
  September 30, 2000 and December 31, 1999
  respectively)................................       21,863            18,025
Loans, net.....................................      161,529            99,840
Accrued interest receivable....................        1,141               642
Federal Reserve Bank and FHLB stock............        1,321               772
Premises and equipment, net....................        2,634             1,841
Deferred tax asset, net........................          536               464
Goodwill, net..................................        3,425             3,540
Other assets...................................        1,752               817
                                                    --------          --------
    Total Assets...............................     $220,027          $139,962
                                                    ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits.......................................     $185,083          $110,273
Federal funds purchased........................           --               571
Securities sold under agreement to repurchase..        9,000             9,000
Advances from FHLB.............................        4,600                --
Accrued interest payable.......................          394               214
Other liabilities..............................          737               330
                                                    --------          --------
    Total liabilities..........................      199,814           120,388
                                                    --------          --------
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 2,000,000 shares
  authorized, no shares issued or outstanding..           --                --
Common stock, Class A, no par value, 1,000,000
  shares authorized, 320,500 and 844,254 shares
  issued and outstanding at September 30, 2000
  and December 31, 1999, respectively..........        2,701             7,114
Common stock, Class B, no par value, 4,000,000
  shares authorized, 2,480,582 and 1,889,205
  shares issued and outstanding at
  September 30, 2000 and December 31, 1999,
  respectively.................................       20,486            16,073
Accumulated deficit............................       (2,881)           (3,437)
Accumulated other comprehensive loss, net......          (93)             (176)
                                                    --------          --------
    Total shareholders' equity.................       20,213            19,574
                                                    --------          --------
    Total liabilities and
      shareholders' equity.....................     $220,027          $139,962
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

                     Admiralty Bancorp, Inc. and subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per-share data)
                                   (unaudited)

                                                  Three Months     Three Months
                                                     Ended            Ended
                                                  September 30,    September 30,
                                                      2000              1999
                                                  -------------    -------------
Interest and dividend income
  Loans........................................    $    3,632        $    1,788
  Mortgage-backed securities...................           506               129
  Other debt securities........................           107               112
  Federal funds sold...........................           190               106
  Dividends from FRB and FHLB stock............            23                13
  Other........................................             4                --
                                                   ----------        ----------
    Total interest and dividend income.........         4,462             2,148
                                                   ----------        ----------
Interest expense
  Deposits.....................................         1,977               657
  Federal funds purchased......................            --                 1
  Securities sold under repurchase agreement...           142                --
  Advances from FHLB...........................           123                --
                                                   ----------        ----------
    Total interest expense.....................         2,242               658
                                                   ----------        ----------
    Net interest and dividend income...........         2,220             1,490
Provision for loan losses......................           370               232
                                                   ----------        ----------
    Net interest and dividend income after
    provision for loan losses..................         1,850             1,258
                                                   ----------        ----------
Non-interest income
  Service charges and fees.....................           231               251
  Income from affiliate........................            12                --
  Gain on sale of securities...................             1                --
  Gain on sale of loans........................            28                23
  Other income.................................            --                 1
                                                   ----------        ----------
    Total non-interest income..................           272               275
                                                   ----------        ----------
Non-interest expense
  Salaries and employee benefits...............         1,000               575
  Occupancy....................................           278               201
  Furniture and equipment......................           123                88
  Amortization of goodwill.....................            38                40
  Other expense................................           525               477
                                                   ----------        ----------
    Total non-interest expense.................         1,964             1,381
                                                   ----------        ----------
    Income before income tax expense...........           158               152
Income tax expense.............................            40                89
                                                   ----------        ----------
  Net income...................................    $      118        $       63
                                                   ==========        ==========
Per share data
 Net income per share - basic and diluted......    $     0.04        $     0.03
                                                   ==========        ==========
 Weighted average shares outstanding basic.....     2,842,455         2,848,214
                                                   ==========        ==========
 Weighted average shares outstanding - diluted.     2,848,361         2,848,214
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

                     Admiralty Bancorp, Inc. and subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per-share data)
                                   (unaudited)

                                                  Nine Months      Nine Months
                                                     Ended            Ended
                                                  September 30,    September 30,
                                                      2000              1999
                                                  -------------    -------------
Interest and dividend income
  Loans........................................    $    9,023        $    4,321
  Mortgage-backed securities...................         1,442               240
  Other debt securities........................           325               295
  Federal funds sold...........................           283               422
  Dividends from FRB and FHLB stock............            62                36
  Other........................................             6                --
                                                   ----------        ----------
    Total interest and dividend income.........        11,141             5,314
                                                   ----------        ----------
Interest expense
  Deposits.....................................         4,204             1,510
  Federal funds purchased......................            23                 1
  Securities sold under repurchase agreement...           424                --
  Advances from FHLB...........................           335                --
                                                   ----------        ----------
    Total interest expense.....................         4,986             1,511
                                                   ----------        ----------
    Net interest and dividend income...........         6,155             3,803
Provision for loan losses......................           813               304
                                                   ----------        ----------
    Net interest and dividend income after
    provision for loan losses..................         5,342             3,499
                                                   ----------        ----------
Non-interest income
  Service charges and fees.....................           686               667
  Income from affiliate........................            12                --
  Gain on sale of securities...................            17                --
  Gain on sale of loans........................            37                82
  Gain on sale of other real estate............            17                 4
  Other income.................................             4                36
                                                   ----------        ----------
    Total non-interest income..................           773               789
                                                   ----------        ----------
Non-interest expense
  Salaries and employee benefits...............         2,487             1,647
  Occupancy....................................           760               614
  Furniture and equipment......................           304               274
  Amortization of goodwill.....................           115               119
  Other expense................................         1,531             1,315
                                                   ----------        ----------
    Total non-interest expense.................         5,197             3,969
                                                   ----------        ----------
    Income before income tax expense...........           918               319
Income tax expense.............................           362               200
                                                   ----------        ----------
  Net income...................................    $      556        $      119
                                                   ==========        ==========
Per share data
 Net income per share - basic and diluted......    $     0.20        $     0.05
                                                   ==========        ==========
 Weighted average shares outstanding
  basic and diluted............................     2,842,452         2,420,747
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

                     Admiralty Bancorp, Inc. and subsidiary

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                  Nine months      Nine months
                                                     ended            ended
                                                  September 30,    September 30,
                                                      2000              1999
                                                  -------------    -------------
Operating activities
  Net income...................................    $      556        $      119
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities
    Provision for loan losses..................           813               304
    Depreciation and amortization..............           170               410
    Gain on sale of securities.................           (17)               --
    Gain on sale of loans......................           (37)              (82)
    Gain on sale of premises and equipment.....            --               (22)
    Gain on sale of other real estate owned....           (17)               (4)
    Increase in accrued interest receivable....          (499)             (352)
    (Increase) decrease in other assets........          (545)              214
    Increase in accrued interest payable.......           180                20
    Increase (decrease) in other liabilities...           407              (107)
                                                   ----------        ----------
      Net cash provided by
        operating activities...................         1,011               500
                                                   ----------        ----------
Investing activities
  Proceeds from maturities of investment
    securities available for sale..............         1,339             2,399
  Proceeds from maturities of investment
    securities held to maturity................         1,152               114
  Proceeds from sale of investment securities
    available for sale.........................            17                --
  Purchase of investment securities available
    for sale...................................        (4,998)           (2,499)
  Purchase of investment securities
    held to maturity...........................        (4,998)           (8,223)
  Purchase of Federal Reserve Bank &
    FHLB stock.................................          (549)              (89)
  Net loan originations and principal
    collections on loans.......................       (64,027)          (43,478)
  Proceeds from loan sales.....................           944             1,299
  Proceeds from sale of premises
    and equipment..............................            --                24
  Proceeds from sale of other
    real estate owned..........................           123                12
  Purchase of premises and equipment, net......          (837)             (798)
                                                   ----------        ----------
    Net cash used in investing activities......       (71,834)          (51,239)
                                                   ----------        ----------
Financing activities
  Net increase in deposits.....................        74,810            45,713
  Net increase in federal funds purchased,
    securities sold under agreements to
    repurchase and advances from FHLB..........         4,029                --
                                                   ----------        ----------
    Net cash provided by financing activities..        78,839            45,713
                                                   ----------        ----------
Net increase (decrease) in cash and
  cash equivalents.............................         8,016            (5,026)
Cash and cash equivalents,
  beginning of period..........................         5,136            17,296
                                                   ----------        ----------
Cash and cash equivalents, end of period.......    $   13,152        $   12,270
                                                   ==========        ==========

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

The Company is incorporated in the state of Delaware and is registered with the Board of Governors of the Federal Reserve Bank as a financial holding company. The Bank is a Florida state chartered commercial bank, with its main office in Palm Beach Gardens, Florida, and branches in Boca Raton, Juno Beach, Jupiter, and Melbourne, Florida. On March 11, 2000, the Company converted from a one bank holding company to a financial holding company under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "Modernization Act"). This status permits the Company to undertake financial activities which need not be closely related to banking, such as insurance brokerage activities. Under the Modernization Act, the Company's bank subsidiary must remain "well capitalized" (i.e., have a leveraged capital ratio of 5% or greater and a risk based capital ratio of 10% or greater) and well managed, or the Company could be required to divest itself of its non-banking activities. In addition, the Company must maintain a rating of "satisfactory" or better under the Community Reinvestment Act. At September 30, 2000, the Bank did not meet the "well capitalized" requirement with a risk based capital to risk weighted assets ratio of 9.89%. Under Federal Reserve regulations the Company is required to notify the Federal Reserve and adopt a plan of remediation. The Company is currently undertaking a capital offering which is expected to cause the Bank to regain its "well capitalized" status. The Company has entered into a joint venture to sell insurance, and may seek alliances with other financial service providers, as a way to enhance non-interest income.

The Company has formed Admiralty Insurance Services, LLC ("AIS") as a joint venture with USI Florida ("USI") to offer a wide range of insurance products, primarily to customers of the Bank. USI and the Company are each 50 percent owners of AIS. USI and AIS will share equally in commissions on policies sold, and the Company is entitled to 50 percent of the net income of AIS. Under the agreement, USI Florida will absorb all costs incurred by AIS for operating expenses. AIS did minimal business during the nine months ended September 30, 2000 and $12 thousand in income was recognized during the period.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Because SFAS No. 140 focuses on control, after a transfer of financial assets, an entity is required to recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. All measurements and allocations should be based on fair value. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for the fiscal years ending after December 15, 2000. The Company is currently assessing the impact of SFAS No. 140.

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

NOTE 3 - COMPREHENSIVE INCOME


The following table sets forth the components of the Company's comprehensive income:

                                                   Nine months ended
                 (Unaudited)             ---------------------------------------
                (in thousands)           September 30, 2000   September 30, 1999
                                         ------------------   ------------------
Net income                                     $556                  $ 119
Other comprehensive income (loss),
  net of tax-
  Change in net unrealized gain on
  securities held available for sale,
  net of taxes of $(48) and $71
  in 2000 and 1999, respectively                 83                    (118)
                                               ----                   -----
Comprehensive income                           $639                   $   1
                                               ====                   =====

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

The following table illustrates the reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the nine months ended September 30, 2000, and 1999:

                                             Three months ended                Nine months ended
                                      -------------------------------   ------------------------------
                                      Sept. 30, 2000   Sept. 30, 1999   Sept. 30, 2000   Sept. 30, 1999
                                      --------------   --------------   --------------   --------------
Net income............................  $  118,000       $   63,000       $  556,000      $  119,000
                                        ==========       ==========       ==========      ==========
Weighted average shares - basic.......   2,842,455        2,848,214        2,842,452       2,848,214
                                        ==========       ==========       ==========      ==========
Weighted average shares - diluted.....   2,848,361        2,848,214        2,842,452       2,848,214
                                        ==========       ==========       ==========      ==========
Basic and diluted earnings per share..       $0.04            $0.03            $0.20           $0.05
                                        ==========       ==========       ==========      ==========

On January 22, 1999 the Board of Directors declared a 4.4% dividend paid to Class A shareholders in shares of the Company's Class B common stock. Due the different dividend rights of the two classes of stock and the preferential nature of this dividend, the issuance of the Class B share dividend has been reflected in earnings per share from the date of issuance.

On December 17, 1999 the Board of Directors declared a dividend of $1.00 per Class A share, payable in Class B common stock to all shareholders of record of Class A common stock as of December 31, 1999. In order to treat the holders of Class B common stock similarly to the holders of the Class A common stock, the Board of Directors declared a 12.91% stock dividend on the Company's Class B common stock to be paid to the holders of the Class B common stock as of December 31, 1999. For purposes of the earnings per share, the issuance of this Class B stock dividend has been effected as of January 1, 1999. The basic and diluted weighted average number of shares outstanding and net earnings per share information for 1999 has been restated to reflect the effects of this stock dividend.

The basic and diluted weighted average number of shares outstanding and net earnings per share information for 1999 and 2000 have been restated to reflect a 1:1.1291 conversion ratio for discretionary conversions of Class A shares to Class B shares, reflecting the change in the Class A conversion ratio caused by the 1999 stock dividend on the Class B shares. During the three and nine month periods ended September 30, 2000, 133,750 and 523,754 Class A shares were converted to 151,021 and 591,378 shares of Class B common stock, respectively. As of September 30, 2000, 320,500 shares of Class A Common stock remain outstanding.

NOTE 5 - INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and fair value of investment securities and mortgage-backed securities are as follows:

                                              Gross        Gross
                               Amortized   Unrealized    Unrealized      Fair
                                 Cost         Gains        Losses        Value
                                -------      -------      -------       -------

September 30, 2000                              (In thousands)
------------------

AVAILABLE FOR SALE:

U.S. Government and Agency
securities ...............      $ 6,500      $     0         (139)        6,361
Mortgage-backed securities        6,310           37          (48)        6,299
Other  securities ........           14            0            0            14
                                -------      -------      -------       -------
Sub-total ................      $12,824      $    37      $  (187)      $12,674
                                -------      -------      -------       -------

HELD TO MATURITY:

U.S. Government and Agency
securities ...............      $ 1,000      $     0      $   (19)      $   981
Mortgage-backed securities       20,863          132          (90)       20,905
                                -------      -------      -------       -------
Sub-total ................      $21,863      $   132      $  (109)      $21,886
                                -------      -------      -------       -------
TOTAL ....................      $34,687      $   169      $  (296)      $34,560
                                =======      =======      =======       =======

The amortized cost and fair value of investment and mortgage-backed securities are as follows:

                                              Gross        Gross
                               Amortized   Unrealized    Unrealized      Fair
                                 Cost         Gains        Losses        Value
                                -------      -------      -------       -------

December 31, 1999                               (In thousands)
-----------------

AVAILABLE FOR SALE:

U.S. Government and Agency
securities ...............      $ 6,997      $     0      $  (218)      $ 6,779
Mortgage-backed securities        2,155            0          (63)        2,092
Other securities .........           14            0            0            14
                                -------      -------      -------       -------
Sub-total ................      $ 9,166      $     0      $  (281)      $ 8,885
                                -------      -------      -------       -------

HELD TO MATURITY:

U.S. Government and Agency
securities ...............      $ 1,000      $     0      $   (28)      $   972
Mortgage-backed securities       17,025            0         (276)       16,749
                                -------      -------      -------       -------
Sub-total ................      $18,025      $     0      $  (304)      $17,721
                                -------      -------      -------       -------
TOTAL ....................      $27,191      $     0      $  (585)      $26,606
                                =======      =======      =======       =======

The carrying value of securities pledged to secure deposits and for other purposes required or permitted by law amounted to approximately $20.8 million and $10.6 million at September 30, 2000 and December 31, 1999, respectively.

NOTE 6 - LOANS

The following schedule presents the components of loans, net of unearned income, by type, as of September 30, 2000 and December 31, 1999:

                                           September 30, 2000    December 31, 1999
                                           -------------------   ------------------
                                                    (Dollars in thousands)
                                            Amount     Percent    Amount    Percent
                                           --------    -------   --------   -------
Commercial and Industrial................  $ 30,724      19%       20,380      20%

Real Estate Non-Residential Properties...   107,107      65%       61,416      60%

Residential Properties...................    17,521      11%       10,824      11%

Construction.............................     6,500       4%        7,148       7%

Consumer.................................     1,864       1%        1,534       2%
                                           --------     ---      --------     ---

Gross Loans..............................   163,716     100%      101,302     100%

Less: net deferred fees..................       441                   445
                                           --------              --------
Total loans..............................   163,275               100,857

Loss: allowance for loan losses..........     1,746                 1,017
                                           --------              --------
Net loans................................  $161,529              $ 99,840
                                           ========              ========


Changes in the allowance for loan losses are as follows:

                                                   Nine months ended
                                       -----------------------------------------
                                       September 30, 2000     September 30, 1999
                                       ------------------     ------------------
                                                (Dollars in thousands)
Balance at beginning of year                 $1,017                $  602
Provision for loan losses                       813                   304
Charge-offs                                     (87)                  (52)
Recoveries                                        3                    68
                                             ------                ------
Ending Balance                               $1,746                $  922
                                             ======                ======
Ratio of net charge-offs to
average loans outstanding                      0.05%                -0.02%
Balance of allowance as a
% of total loans at period end                 1.07%                 1.03%

Loans with unpaid principal balances of $175 and $195 thousand were 90 days or more contractually delinquent or on nonaccrual status at September 30, 2000 and December 31, 1999.

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

                   Expansion into the Orlando, Florida Market

On August 1, 2000 the Company's Board of Directors approved expanding the Company's market area to include the Orlando, Florida market. The Board viewed this market as one of the most desirable Florida markets not currently served by the Company. As a part of this planned expansion, the Board of Directors approved a sale of $7 million to $11 million of Class B common stock, at a price of $10 per share, and the addition of three Orlando based members to the Board. The three Board members were appointed to the Boards of the Bank and the Company in October 2000.

To undertake our capital offering we have filed a registration statement on Form SB-2 with the Securities and Exchange Commission that became effective on November 7, 2000.

The Company opened a full service branch in downtown Orlando on September 7, 2000. The Company has also applied to the regulatory authorities to open two additional branches in the Orlando area in the first quarter of 2001. The overhead expenses associated with this expansion will significantly impact net income in 2001 through increased salary and benefit expenses, increased occupancy expenses and increased furniture and equipment expenses. We expect this expansion to become accretive in the third quarter of 2001.

                              RESULTS OF OPERATIONS

          Three Months Ended September 30, 2000 and September 30 1999.

For the quarter ended September 30, 2000, the Company generated net income of $118 thousand, an increase from net income of $63 thousand for the third quarter of 1999.

At September 30, 2000, the Company's total assets reached $220.0 million, an increase of 57.2% over total assets at December 31, 1999. The Company's net loans totaled $161.5 million, an increase of 61.8% over net loans at December 31, 1999, and the Company's deposits totaled $185.1 million, an increase of 67.8% over total deposits at December 31, 1999. During the nine months ended September 30, 2000, the Company also instituted a leveraged growth strategy designed to provide a measure of protection against falling interest rates and to enhance income. The strategy involved the purchase of a $10 million GNMA II mortgage-backed security with an 8% coupon funded initially by $9 million in 90 day FHLB advances at an initial rate of 6.10%.

Interest and Dividend Income. Total interest and dividend income increased $2.3 million, or 107.7%, to $4.5 million for the quarter ended September 30, 2000 from $2.2 million for the same period of 1999. This increase in interest income primarily relates to an increase in the Company's average balance of earning assets and to a lesser extent to higher yield on the portfolio of interest earning assets. Average balances increased by $71.7 million for loans, $19.6 million for investment securities and $3.2 million for federal funds sold. The average yield on the loan portfolio increased to 9.6% in the third quarter of 2000, compared to 9.0% in the third quarter of 1999. The average yield on federal funds sold increased to 6.5% in 2000 from 5.0% in 1999 reflecting higher current market rates of interest. The average yield on investment securities, including Federal Reserve Bank and FHLB stocks increased to 7.0% in 2000 from 6.1% in 1999, primarily as a result of the purchase of longer term, mortgage-backed securities. During the three months ended September 30, 2000 the yield on the Company's interest earning assets increased to 8.9% from the 8.2% earned during the three months ended September 30, 1999. This increase is due primarily to increased volume in higher yielding loans and investment securities and to a lesser extent to higher market interest rates.

Interest Expense. The Company's interest expense for the third quarter of 2000 increased $1.6 million, or 240.7%, to $2.2 million from $658 thousand for the same period last year. The increase in interest expense reflects a 127.2% increase in average interest bearing liabilities at September 30, 2000, as compared to the same period in 1999. The average balance of time deposits and money market deposits increased by $47.3 million, and $25.9 million, respectively, in the third quarter of 2000 as compared to the same period in 1999. The increase in money market deposit accounts reflects the success of our tiered-rate money market account which offers competitive rates based upon the size of the customer's account balance. In addition, the average balance of the Company's non-interest bearing demand deposits increased by $7.4 million, to $32.7 million for the three months ended September 30, 2000 from $25.3 million for the three months ended September 30, 1999. The Company's average cost of deposits for the three months ended September 30, 2000 increased to 4.5% from 2.8% for the comparable period of 1999. Additionally, the Company borrowed funds during the third quarter of 2000 while in the same period of 1999 it had no borrowed funds. The average balance of securities sold under agreement to repurchase was $9.0 million, and the average balance of advances from the FHLB was $7.1 million, at average rates of 6.3% and 6.9%, respectively, during the three months ended September 30, 2000. The funds obtained through the repurchase agreement and FHLB advances were used to purchase securities under a leveraged growth and interest rate risk reduction strategy. The Company's average cost of funds for the three months ended September 30, 2000, increased to 4.7% from 2.8% in the comparable period of 1999.

Net-Interest and Dividend Income. Net interest and dividend income for the three months ended September 30, 2000, increased by $730 thousand, or 49.0%, over the same period last year. The Company's net interest spread decreased 115 basis points to 3.31% for the three months ended September 30, 2000, from 4.46% for the comparable period of 1999, reflecting the Company's higher cost of funds for the current period.

Provision for Loan Losses. The increase to $370 thousand from $232 thousand in the provision for loan losses for the three months ended September 30, 2000, compared to the comparable period of 1999, reflects the growth in the loan portfolio in the third quarter of 2000 compared to the same period the prior year. The Company's expense for provision for loan losses maintained the reserve at a level management believes appropriate in light of the Company's lending activities, the quality of the loan portfolio, historical experience, volume and type of lending conducted by the Company, the status of past due and non-performing loans, the general economic conditions of the Company's lending area and other factors affecting collectibility of the Company's loan portfolio. The provision for the three months ended September 30, 2000 was due to growth primarily in the commercial and industrial, and non-residential real estate loan portfolios. The Company had recoveries of $3 thousand and charged $87 thousand against the reserve to write down the balance of a loan to the value of a commercial real estate property it took in a foreclosure. The property is now carried in Other Real Estate at $67 thousand, the value management believes is realizable upon sale of the property. The Company did not experience any material change in its level of classified loans during the three month period. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, the financial status of borrowers and regulatory requirements.

Non-Interest Income. For the third quarter of 2000, total non-interest income decreased $3 thousand, or 1.1%, from the same period of last year. The decrease includes $20 thousand less in charges and fees and an increase of $5 thousand on gain on sale of loans. Also included in non-interest income is $12 thousand in commissions earned by Admiralty Insurance Services, LLC as the Company's insurance affiliate began to originate policies.

Non-Interest Expense. For the three month period ended September 30, 2000, the Company experienced increases in its non-interest expense over non-interest expense for the comparable period of 1999. For the three month period ended September 30, 2000, the Company's total non-interest expense was $2.0 million, compared to total non-interest expense of $1.4 million for the 1999 period. The increase in non-interest expense in the three month period of 2000 reflects increased compensation and employee benefit expense as the Company hired additional staff to administer growth in its loan and deposit portfolios, to staff its new in-house data processing and items processing departments and to staff its new full service Melbourne, Florida facility, which opened in March 2000 and to staff its new full-service Orlando, Florida facility which opened in September, 2000. The increase in salary and benefit expenses also reflects salary adjustments for the Company's employees. Full time equivalent employees increased from 51 at September 30 1999, to 85 at September 30, 2000. Occupancy expense increased $77 thousand, or 38.3%, in the three months ended September 30, 2000 as compared to the same period in 1999. Rents at the Melbourne office and new operations center were $27 thousand and $20 thousand, respectively, in the third quarter of 2000 while the Company did not have these locations in 1999. Increased amortization expense for the leasehold improvements at the Boca Raton office, which was completed late in 1999, also accounted for $7 thousand of the increase in occupancy expense. Goodwill amortization totaled $38 thousand and $40 thousand for the three month periods ended September 30, 2000, and 1999, respectively. The Company also experienced the following increases in other non-interest expenses related primarily to its growth: telephone expense increased $25 thousand, or 121.1%, stationery and supplies expense increased $11 thousand, or 34.1%, business development expense increased $14 thousand, or 88.6%. Legal expenses decreased $40 thousand or 80.9% and audit expenses decreased $14.2 thousand or 32.1%.

Income Taxes. Income tax expense decreased to $40 thousand for the quarter ended September 30, 2000, compared to $89 thousand for the same period last year despite higher net income in the current quarter. This reduction was primarily due to a reversal of a portion of the valuation reserve on the deferred tax asset in the amount of $50 thousand based upon the Company's projected future profitability. The effective tax rate for the third quarter of 2000 was 25.3%. The partial reversal of the valuation allowance on the deferred tax asset contributes to the reduced effective tax rate.

           Nine months Ended September 30, 2000 and September 30 1999.

For the nine months ended September 30, 2000, the Company generated net income of $556 thousand, an increase from net income $119 thousand for the same period in 1999.

Interest and Dividend Income. Total interest and dividend income increased $5.8 million, or 109.7%, to $11.1 million for the nine months ended September 30, 2000 from $5.3 million for the same period of 1999. This increase in interest income primarily relates to an increase in the Company's average balance of earning assets and to a lesser extent to higher yield on the portfolio of interest earning assets. Average balances increased by $64.3 million for loans and $22.0 million for investment securities and the average balance of federal funds sold decreased $5.9 million. The average yield on the loan portfolio increased slightly to 9.4% in the first nine months of 2000, compared to 9.0% in the same period in 1999. The average yield on federal funds sold increased to 6.5% in 2000 from 4.8% in 1999, reflecting higher current market rates of interest. The average yield on investment securities, including Federal Reserve Bank and FHLB stocks, increased to 7.0% in 2000 from 5.9% in 1999, primarily as a result of the purchase of longer term, mortgage-backed securities. During the nine months ended September 30, 2000 the yield on the Company's interest earning assets increased to 8.8% from the 8.0% earned during the nine months ended September 30, 1999. This increase is due to a shift in the mix of the average earning assets out of federal funds sold and into higher yielding loans and investment securities and to higher market interest rates.

Interest Expense. The Company's interest expense for the first nine months of 2000 increased $3.5 million, or 230.0%, to $5.0 million from $1.5 million for the same period last year. The increase in interest expense reflects a 127.4% increase in average interest bearing liabilities at September 30, 2000, as compared to the same period in 1999. The average balance of time deposits, money market deposits and NOW deposits increased by $29.0 million, $26.5 million and $518 thousand, respectively, for the first nine months of 2000 as compared to the same period in 1999. The increase in money market deposit accounts reflects the success of our tiered-rate money market account which offers competitive rates based upon the size of the customer's account balance. In addition, the average balance of the Company's non-interest bearing demand deposits increased by $9.1 million, to $31.6 million for the nine months ended September 30, 2000 from $22.5 million for the nine months ended September 30, 1999. The Company's average cost of deposits for the nine months ended September 30, 2000, increased to 5.7% from 3.4% for the comparable period of 1999. Additionally, the Company borrowed from the Federal Home Loan Bank and sold securities under agreement to repurchase during the first nine months of 2000 while in the same period of 1999 it did not. The average balance of federal funds purchased was $490 thousand, the average balance of securities sold under agreement to repurchase was $9.0 million, and the average balance of advances from the FHLB was $6.8 million at average rates of 6.3%, 6.2% and 6.6%, respectively, during the nine months ended September 30, 2000. Federal funds purchased were used primarily to fund loan growth in periods when loan growth out paced deposit growth. The funds obtained through the repurchase agreement and FHLB advances were used to purchase securities under a leveraged growth and interest rate risk reduction strategy. The Company's average cost of funds for the nine months ended September 30, 2000, increased to 4.1% from 2.5% in the comparable period of 1999.

Net-Interest and Dividend Income. Net interest and dividend income for the nine months ended September 30, 2000, increased by $2.4 million, or 61.8%, over the same period last year. The

Company's net interest spread decreased 83 basis points to 3.6% for the nine months ended September 30, 2000, from 4.5% for the comparable period of 1999, reflecting our higher cost of funds.

Provision for Loan Losses. The increase to $813 thousand from $304 thousand in the provision for loan losses for the nine months ended September 30, 2000, compared to the comparable period of 1999 is reflective of the growth in the loan portfolio in the first nine months of 2000 compared to the same period the prior year. The Company's expense for provision for loan losses maintained the reserve at a level management believes appropriate in light of the Company's lending activities, the quality of the loan portfolio, historical experience, volume and type of lending conducted by the Company, the status of past due and non-performing loans, the general economic conditions of the Company's lending area and other factors affecting collectibility of the Company's loan portfolio. The provision for the nine months ended September 30, 2000 was due to growth primarily in the non-residential real estate, residential real estate and commercial and industrial loan portfolios. The Company had recoveries of $3 thousand and charged $87 thousand against the reserve to write down the balance of a loan to the value of a commercial real estate property it took in a foreclosure. The property is carried in Other Real Estate at $67 thousand, the value management believes is realizable upon sale of the property. The Company did not experience any material change in its level of classified loans during the nine month period. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, the financial status of borrowers and regulatory requirements.

Non-Interest Income. For the first nine months of 2000, total non-interest income decreased by $16 thousand, or 2.0%, over the same period of last year. The decrease includes a $19 thousand increase from additional service charges and fees primarily resulting from growth in the deposit portfolio and a reduction of $45 thousand on gain on sale of loans due to a lower volume of loans sold in the nine months ended September 30, 2000 versus the same period in 1999. The Company also gained $17 thousand by selling stock it received in the de-mutualization of two of its insurance vendors. Other factors affecting non-interest income include $22 thousand less in gain on sale of assets in 2000 and $13 thousand more in gain on sale of other real estate during the first nine months of 2000 as compared to the same period in 1999. Also included in non-interest income is $12 thousand in commissions earned by Admiralty Insurance Services, LLC as the Company's insurance affiliate began to originate policies.

Non-Interest Expense. For the nine month period ended September 30, 2000, the Company experienced increases in its non-interest expense over non-interest expense for the comparable period of 1999. For the nine month period ended September 30, 2000, the Company's total non-interest expense was $5.2 million, compared to total non-interest expense of $4.0 million for the same period in 1999. The increase in non-interest expense in the nine month period of 2000 reflects increased compensation and employee benefit expense as the Company hired additional staff to administer growth in its loan and deposit portfolios, and to staff its new full service Melbourne, Florida facility which opened in March 2000 and to staff its new full service Orlando, Florida facility which opened in September 2000. The increase in salary and benefit expenses also reflects salary adjustments for the Company's employees. Full time equivalent employees increased from 51 at September 30 1999, to 85 at September 30, 2000. Occupancy expense increased $146 thousand, or 23.8%, in the nine months ended September 30, 2000 as compared to the same period in 1999. Rents at the Melbourne office and new operations center were $62 thousand and $39 thousand, respectively, in the first nine months of 2000, while the

Company did not have these locations in 1999. Increased amortization expense for the leasehold improvements at the Boca Raton office, which was completed late in 1999, also accounted for $23 thousand of the increase in occupancy expense. Goodwill amortization totaled $115 thousand and $119 thousand for the nine month periods ended September 30, 2000, and 1999, respectively. The Company experienced a net increase of $216 thousand, or 16.4%, in other non-interest expenses in the first nine months of 2000 compared to the same period in 1999. This increase is related primarily to the Company's growth. The net change in other non-interest expense includes the following: postage expense increased $18 thousand, or 42.2%, telephone expenses increased $30 thousand or 37.8%, automobile expenses increased $16 thousand or 100.9%, director fees increased $17 thousand or 36.6%, stationery and supplies expense increased $37 thousand, or 43.5%, business development expense increased $45 thousand, or 111.4%, and State and FDIC assessments increased $21 thousand, or 98.4%. The Company paid $50 thousand to settle a lawsuit during 2000. Legal expenses decreased $81 thousand, or 70.0%, and insurance expense decreased $29 thousand, or 37.6%.

Income Taxes. Income tax expense increased to $362 thousand for the nine months ended September 30, 2000, compared to $200 thousand for the same period last year, primarily due to an increase in pretax income. The effective tax rate for the nine months ended September 30, 2000 was 39.4%. Non-deductible goodwill amortization expense contributed to increasing the effective tax rate, and a partial reversal of the valuation allowance for the deferred tax asset contributed to the reduced effective tax rate.

                               FINANCIAL CONDITION

                September 30, 2000 compared to December 31, 1999

Total assets increased to $220.0 million, an increase of $80.0 million, or 57.2%, from total assets of $140.0 million at December 31, 1999. Increases in total assets included increases of $6.3 million in federal funds sold, $61.7 million in net loans, $3.8 million in investment securities held to maturity, $3.8 million in investment securities available for sale, $549 thousand in Federal Reserve Bank and Federal Home Loan Bank stock, $793 thousand in net premises and equipment, $499 thousand in accrued interest receivable and $935 thousand in other assets.

The $61.7 million increase in net loans is comprised primarily of $10.3 million in commercial loans, $45.7 million in non-residential real estate loans, $6.7 million in residential real estate loans, and a reduction of $648 thousand in construction loans. The net increase is the result of the management team's efforts to attract new business and expand relationships with existing customers. Loans originated in the recently opened Orlando, Florida branch contributed $8.6 million toward the overall increase in loans.

At September 30, 2000, cash and due from banks increased $1.4 million reflecting the Company's growth. Federal funds sold increased by $6.3 million from December 31, 1999. The increase is attributable primarily to growth in deposits and borrowings outpacing loan and investment portfolio growth during the period. Accrued interest receivable increased $499 thousand as a result of growth in the loan and investment portfolios. Federal Reserve Bank (FRB) stock and Federal Home Loan Bank (FHLB) stock increased $549 thousand, primarily as the result of purchases of additional FHLB stock in compliance with the FHLB's membership requirements. The Company's net investment in premises and equipment increased $793 thousand, including $394 thousand for its Melbourne office, $171 thousand for its Orlando office, $137 thousand spent to build out to the new operations center, and, $384 thousand spent for data processing equipment. Other assets increased $935 thousand, including $593 thousand for software primarily for the in-house operating system, $63 thousand for software maintenance contracts, $54 thousand in prepaid insurance, $35 thousand in security deposits, $48 thousand in deferred expenses, $107 thousand in Federal income tax receivables and a decrease of $41 thousand in other real estate owned.

Total deposits increased 67.8%, from $110.3 million at December 31, 1999, to $185.1 million at September 30, 2000. The recently opened Orlando, Florida branch contributed $8.3 million toward the total increase in deposits. Deposits are summarized as follows:


                                     September 30, 2000     December 31, 1999
                                     ------------------     -----------------
                                                   (in thousands)

Non-interest bearing demand..........     $ 32,587                $ 29,235
Savings, NOW and money market........       74,622                  46,884
Time deposits, under $100,000........       44,994                  20,187
Time deposits, $100,000 and over.....       32,880                  13,967
                                          --------                --------
                                          $185,083                $110,273
                                          ========                ========

Money market accounts increased $29.0 million in the first nine months of 2000. This increase reflects the market's acceptance of two, tiered rate money market account products, which pay increased rates as the balance in the account increases. These accounts contributed to an increase in the average rate paid on money market accounts from 4.34% in December 1999 to 5.24% in September 2000. Of the total increase in money market accounts, $13.4 million was raised in the Company's Boca Raton office.

Time deposits increased $43.7 million in the first nine months of 2000. The Company subscribes to a deposit listing service on the internet which allows it to post time deposit rates on a web site which is available to other subscribers who use the site as an information source for investing in time deposits. The deposits raised through this program are primarily deposits of credit unions, savings banks and commercial banks at terms from ninety days to three years. The Company raised $18.6 million with this program in the first nine months of 2000. At September 30, 2000 the Company had $28.6 million in deposits raised through this program compared to $10.0 million at December 31, 1999. The weighted average rate of the internet portfolio at September 30, 2000 was 7.26% and the weighted average life was seven months.

The following table sets forth the average amounts of various types of deposits for each of the periods indicated:

                                 September 30, 2000      December 31, 1999
                                --------------------    --------------------
                                             Average                 Average
                                 Amount       Yield      Amount       Yield
                                --------     -------    -------      -------
                                            (dollars in thousands)
Non-Interest Bearing Demand...  $ 31,595       0.0%     $23,823        0.0%
Interest-Bearing Demand.......    12,044       0.7%      11,535        0.8%
Money Market Deposits.........    48,380       4.9%      26,107        4.1%
Savings Deposits..............     2,303       2.1%       2,300        1.8%
Time Deposits.................    49,668       6.3%      22,308        5.0%
                                --------                -------
Total.........................  $143,990                $86,073
                                ========                =======

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

FHLB advances totaled $4.6 million at September 30, 2000. There were no FHLB advances at December 31, 1999. The funds obtained in this borrowing were used toward the purchase of a $10 million GNMA II mortgage-backed security, of which one half is carried available for sale and one half is carried in the held to maturity portfolio. The security is pledged to secure the borrowing line and the Company is required to maintain a specified margin between the market value of the security and the amount advanced under the line.

The following table sets forth information regarding the Company's short-term borrowing at and for the periods indicated:

                                                      9/30/00     12/31/99
                                                      -------     --------
FHLB advances
  Balance outstanding.............................     $4,600       $  0
  Weighted average interest rate at period end....        6.9%       0.0%
  Maximum balance at any month-end................     $9,400       $  0
  Average amount outstanding during period........     $6,781       $  0
  Weighted average interest rate during period....        6.6%       0.0%

Accrued interest payable increased $180 thousand, or 84.1%, due to an increased volume of interest paying liabilities, including other borrowings, and a higher average cost of the interest bearing liabilities. Other liabilities increased $407 thousand, or 123.3%, due primarily to an $382 thousand dollar increase in accrued expenses payable related to the Company's growth.

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

Non-accrual loans increased to $175 thousand at September 30, 2000 from $154 thousand at December 31, 1999. The balance represents three loans, one with a balance of $129 thousand which was placed on non-accrual status during September 2000. The balance of this loan represents the unguaranteed portion of a Small Business Administration loan. The Bank has initiated foreclosure. Management believes proper reserves have been established for this loan. The second loan, with a balance of $41 thousand, was placed on non-accrual status during February 2000. The loan is secured by business equipment and a second mortgage on the residence of the principal of the company. Management believes that this loan is adequately reserved. The third loan, with a balance of $5 thousand, was placed on non-accrual status during May 2000. The loan is secured by business assets of the company. Management believes that this loan is adequately reserved.

The Company has $67 thousand in other real estate owned at September 30, 2000. This balance represents one property the Company acquired through foreclosure in July 2000. The property was the collateral for a small business administration loan. Management believes the carrying value represents the Company's proportionate share of the net fair market value of the property. The one property the Company acquired through foreclosure in December 1999 that was carried on the books at $108 thousand was sold during June 2000 at a gain of $17 thousand.

The following table sets forth information concerning risk elements in the Company's portfolio:

                                             (unaudited)
                                         September 30, 2000   December 31, 1999
                                         -------------------  -----------------
        (Dollars in thousands)            2000         1999          1999
                                         ------       ------        ------

Non-accrual loans                         $ 175        $ 195         $ 154

Other real estate owned                      67            0           108
                                           ----        -----         -----
Total non-performing assets (1)           $ 242        $ 195         $ 262
                                          =====        =====         =====

Non-accrual loans to total loans           0.11%        0.22%         0.15%

Non-performing assets to total assets      0.11%        0.15%         0.19%

Allowance for possible loan losses as
a percentage of non-performing assets    721.49%      472.82%       388.17%

------------
(1) Excludes loans past due more than 90 days and still accruing interest of $41 thousand at December 31, 1999. No loans were past due more than 90 days and still accruing interest at the other periods presented.

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

At September 30, 2000, the allowance for loan losses was $1.7 million, an increase of $729 thousand from year-end 1999. During the nine months ended September 30, 2000 the Company had one charge-off of $87 thousand and recoveries of $3 thousand and provided a loan loss provision of $813 thousand.

INVESTMENT SECURITIES

At September 30, 2000, the Company's investment securities portfolio, both held to maturity and available for sale, totaled $34.5 million, an increase of $7.6 million, from total investment securities of $26.9 million at December 31, 1999. This increase included the purchase of a $10 million GNMA II mortgage-backed security in February 2000 as part of an interest rate risk reduction strategy. At September 30, 2000, $12.6 million of the Company's investment securities were classified as available for sale and $21.9 million were classified as held to maturity. At December 31, 1999 $8.9 million and $18.0 million of securities were classified as available for sale and held to maturity, respectively. As the mortgage-backed securities have paid down, the funds have been reinvested primarily in the loan portfolio.

LIQUIDITY

Net cash provided by the Company's operating activities was $1.0 million in the first nine months of 2000 compared to $500 thousand for the nine months ended September 30, 1999.

Net cash used in investing activities was $71.8 million in the period ended September 30, 2000 compared to $51.2 million in the comparable period of 1999. The Company used $7.5 million for net investment securities in 2000, while in 1999 it used $8.2 million for its securities portfolio. Additionally, the Company used $63.1 million and $42.2 million for net loans and loan sales in the first nine months of 2000 and 1999, respectively.

Net cash provided by the Company's financing activities was $78.8 million in the first nine months of 2000, and $45.7 million in the comparable period of 1999. The increase in 2000 was due to a $74.8 million increase in deposits and net increase of $4.0 million in federal funds purchased and other borrowed money. Deposits provided the increase of $45.7 million in the nine months ended September 30, 1999.

As a state chartered commercial bank, the Bank is required to maintain a daily liquidity position equal to at least 15 percent of its total transaction accounts and 8 percent of its total nontransaction accounts, less those deposits of public funds for which security has been pledged. As of September 30, 2000, the Bank had a liquidity ratio of 18.5 percent which was adequate to meet the statutory requirement. The primary source of the Bank's liquidity is federal funds sold - overnight loans to major commercial banks. At September 30, 2000, federal funds sold totaled $6.3 million. Funds not required to meet loan and deposit demand were invested primarily in mortgage-backed, U.S. Government and Agency securities. The Bank considers these investments to be secondary sources of liquidity. The Bank's investment securities classified as available for sale had a carrying value of $12.7 million at September 30, 2000.

An additional external source of liquidity is an unsecured $4 million federal funds overnight borrowing line of credit and a secured line of credit with a correspondent bank. The Company's unencumbered investment securities are the collateral for the secured line of credit and serve to determine the total amount available under the line. At September 30, 2000, no funds were drawn under either the secured or unsecured line. During the nine months ended September 30, 2000 the Company drew on the unsecured line to $4 million several times and drew on the secured line up to $2.8 million when loan growth outpaced deposit growth. The Company also maintains a line of credit at the Federal Home Loan Bank of Atlanta secured by first lien residential mortgages and mortgage-backed securities. The total credit available under this line is based on the market value of the collateral; at September 30, 2000, $8.1 million was available.

CAPITAL RESOURCES

Total stockholders' equity increased to $20.2 million at September 30, 2000 from $19.6 million at December 31, 1999. September 30, 2000 equity was affected by net income of $556 thousand and a decrease of $83 thousand in net unrealized losses on available for sale securities.

At September 30, 2000, the Company exceeded all regulatory capital requirements as follows:

                                CAPITAL ADEQUACY
                             (dollars in thousands)

                                                                           To be well
                                                                           capitalized
                                                                           under prompt
                                                       For capital          corrective
                                      Actual        adequacy purposes    action provisions
                                  --------------    -----------------    ----------------
                                  Amount   Ratio     Amount    Ratio     Amount     Ratio
                                  ------   -----     ------    -----     ------     -----
                                                  (Dollars in thousands)
Total Capital
  (to risk weighted assets).....  18,129   10.13%   >14,324    >8.00%    >17,904    >10.00%
                                                    -          -         -          -
Tier I Capital
  (to risk weighted assets).....  16,383    9.15%   > 7,162    >4.00%    >10,743    > 6.00%
                                                    -          -         -          -
Tier I Capital
  (to average assets)...........  16,383    7.88%   > 8,319    >4.00%    >10,398    > 5.00%
                                                    -          -         -          -


On March 11, 2000, the Company converted from a one bank holding company to a financial holding company under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "Modernization Act"). This status permits the Company to undertake financial activities which need not be closely related to banking, such as insurance brokerage activities. Under the Modernization Act, the Company's bank subsidiary must, among other requirements, remain "well capitalized" or the Company could be required to divest itself of its non-banking activities. During the third quarter of 2000, the Company made an additional investment of $1.3 million in its bank subsidiary to maintain the "well capialized" status. However, due to the continued growth of the Bank, at September 30, 2000, the Bank did not meet the "well capitalized" requirement as demonstrated in the following table. At September 30, 2000, the Bank did not meet the "well capitalized" requirement as demonstrated in the following table.

                                CAPITAL ADEQUACY
                             (dollars in thousands)

                                                                           To be well
                                                                           capitalized
                                                                           under prompt
                                                       For capital          corrective
                                      Actual        adequacy purposes    action provisions
                                  --------------    -----------------    ----------------
                                  Amount   Ratio     Amount    Ratio     Amount     Ratio
                                  ------   -----     ------    -----     ------     -----
                                                  (Dollars in thousands)
Total Capital
  (to risk weighted assets).....  17,704    9.89%   >14,318    >8.00%    >17,898    >10.00%
                                                    -          -         -          -
Tier I Capital
  (to risk weighted assets).....  15,958    8.92%   > 7,159    >4.00%    >10,739    > 6.00%
                                                    -          -         -          -
Tier I Capital
  (to average assets)...........  15,958    7.67%   > 8,319    >4.00%    >10,398    > 5.00%
                                                    -          -         -          -


Under Federal Reserve regulations the Company is required to notify the Federal Reserve if it fails to meet the "well capitalized" standard and adopt a plan of remediation. The Company is currently undertaking a capital offering which is expected to cause the Bank to regain its "well capitalized" status.

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

Item 5    Other Information

On November 7, 2000, a registration statement the Company filed with the Securities and Exchange Commission was declared effective. In conjunction with its planned expansion in the Orlando, Florida market, the Company plans to offer between 700,000 and 1,100,00 shares of its Class B Common stock at $10 per share, primarily in the Orlando area. The stock will be sold by directors of the Company who have long standing business ties in the Orlando market and the Company does not plan to use an underwriter or broker. The Company expects to begin offering this stock in mid-November 2000.

Item 6    Exhibits and Report on Form 8-K

  (a)  Exhibits

          Number           Description
          ------           -----------

           27              Financial Data Schedule

  (b)   Reports on Form 8-K

On August 9, 2000 the Company filed a Form 8-K to report its planned expansion into the Orlando, Florida market and an upcoming offering of its Class B common stock.

On July 17, 2000 the Company filed a Form 8-K to report its second quarter 2000 earnings.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  ADMIRALTY BANCORP, INC.


Date:   August 11, 2000           By:   /s/ Ward Kellogg
                                        ----------------------------------------
                                        WARD KELLOGG, President


Date:   August 11, 2000           By:   /s/ Kevin M. Sacket
                                        ----------------------------------------
                                        KEVIN M. SACKET, Treasurer
                                        (Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.      EXHIBIT DESCRIPTION
-----------      -------------------

   27            Financial Data Schedule