Form 10QSB/A
period 2000-09-30
ADMIRALTY BANCORP INC
filed 2000-11-22
CIK 1066808

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                               -------------------

                                  FORM 10-QSB/A
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2000 or

[-] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________________ to __________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

As of October 31, 2000 there were 2,811,863 shares of common stock, including both Class A and Class B shares of Common Stock, outstanding.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

Part I.  Financial Information

Item 1. Financial Statements

                                                                            Page
                                                                            ----

         Condensed Consolidated Balance Sheets (unaudited) -
           At September 30, 2000 and at December 31, 1999....................  3

         Condensed Consolidated Statements of Operations (unaudited) -
           Three months ended September 30, 2000 and 1999....................  4

         Condensed Consolidated Statements of Operations (unaudited) -
           Nine months ended September 30, 2000 and 1999.....................  5

         Condensed Consolidated Statements of Cash Flows (unaudited) - Nine months ended September 30, 2000 and 1999..........................  6

         Notes to Condensed Consolidated Financial Statements (unaudited)....  7

Item 2.  Management's Discussion and Analysis of Financial Condition
           And Results of Operations......................................... 12

Part II.  Other Information

         Item 1.  Legal Proceedings.......................................... 27

         Item 2.  Changes in Securities and Use of Proceeds.................. 27

         Item 3.  Defaults Upon Senior Securities............................ 27

         Item 4. Submission of Matters to a Vote of Security Holders......... 27

         Item 5.  Other Information.......................................... 27

         Item 6.  Exhibits and Reports on Form 8-K........................... 27

                Signature Page

                     Admiralty Bancorp, Inc. and subsidiary

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                   (unaudited)

                                                                     September 30, 2000   December 31, 1999
                                                                     ------------------   -----------------
ASSETS
Cash and cash equivalents
        Cash and due from banks .....................................   $       6,553       $       5,115
        Interest bearing due from banks .............................             331                  21
        Federal funds sold ..........................................           6,268                  --
                                                                        -------------       -------------
              Total cash and cash equivalents .......................          13,152               5,136
Investment securities available for sale,
        at fair market value ........................................          12,674               8,885
Investment securities held to maturity, at cost
        (fair market value of $21,886 and $17,721 at
        September 30, 2000 and December 31, 1999, respectively) .....          21,863              18,025
Loans, net ..........................................................         161,529              99,840
Accrued interest receivable .........................................           1,141                 642
Federal Reserve Bank and FHLB stock .................................           1,321                 772
Premises and equipment, net .........................................           2,634               1,841
Deferred tax asset, net .............................................             536                 464
Goodwill, net .......................................................           3,425               3,540
Other assests .......................................................           1,752                 817
                                                                        -------------       -------------
        Total Assets ................................................   $     220,027       $     139,962
                                                                        =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits ............................................................   $     185,083       $     110,273
Federal funds purchased .............................................              --                 571
Securities sold under agreement to repurchase .......................           9,000               9,000
Advances from FHLB ..................................................           4,600                  --
Accrued interest payable ............................................             394                 214
Other liabilities ...................................................             737                 330
                                                                        -------------       -------------
        Total liabilities ...........................................         199,814             120,388
                                                                        -------------       -------------
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 2,000,000 shares
        authorized, no shares issued or outstanding .................              --                  --
Common stock, Class A, no par value, 1,000,000 shares
        authorized, 320,500 and 844,254 shares issued and outstanding
        at September 30, 2000 and December 31, 1999, respectively ...           2,701               7,114
Common stock, Class B, no par value, 4,000,000 shares authorized,
        2,480,582 and 1,889,205 shares issued and outstanding
        at September 30, 2000 and December 31, 1999, respectively ...          20,486              16,073
Accumulated deficit .................................................          (2,881)             (3,437)
Accumulated other comprehensive loss, net ...........................             (93)               (176)
                                                                        -------------       -------------
        Total shareholders' equity ..................................          20,213              19,574
                                                                        -------------       -------------
        Total liabilities and shareholders' equity ..................   $     220,027       $     139,962
                                                                        =============       =============

The accompanying notes are an integral part of these consolidated financial statements.

                     Admiralty Bancorp, Inc. and subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per-share data)
                                   (unaudited)

                                                       Three Months        Three Months
                                                          Ended               Ended
                                                    September 30, 2000   September 30, 1999
                                                    ------------------   ------------------
Interest and dividend income
        Loans ......................................  $        3,632        $        1,788
        Mortgage-backed securities .................             506                   129
        Other debt securities ......................             107                   112
        Federal funds sold .........................             190                   106
        Dividends from FRB and FHLB stock ..........              23                    13
        Other ......................................               4                    --
                                                      --------------        --------------
              Total interest and dividend income ...           4,462                 2,148
                                                      --------------        --------------

Interest expense
        Deposits ...................................           1,977                   657
        Federal funds purchased ....................              --                     1
        Securities sold under repurchase agreement .             142                    --
        Advances from FHLB .........................             123                    --
                                                      --------------        --------------
              Total interest expense ...............           2,242                   658
                                                      --------------        --------------

              Net interest and dividend income .....           2,220                 1,490
Provision for loan losses ..........................             370                   232
                                                      --------------        --------------
              Net interest and dividend income after
              provision for loan losses ............           1,850                 1,258
                                                      --------------        --------------

Non-interest income
        Service charges and fees ...................             231                   251
        Income from affiliate ......................              12                    --
        Gain on sale of securities .................               1                    --
        Gain on sale of loans ......................              28                    23
        Other income ...............................              --                     1
                                                      --------------        --------------
              Total non-interest income ............             272                   275
                                                      --------------        --------------

Non-interest expense
        Salaries and employee benefits .............           1,000                   575
        Occupancy ..................................             278                   201
        Furniture and equipment ....................             123                    88
        Amortization of goodwill ...................              38                    40
        Other expense ..............................             525                   477
                                                      --------------        --------------
              Total non-interest expense ...........           1,964                 1,381
                                                      --------------        --------------

              Income before income tax expense .....             158                   152
Income tax expense .................................              40                    89
                                                      --------------        --------------
        Net income .................................  $          118        $           63
                                                      ==============        ==============

Per share data
  Net income per share - basic and diluted .........  $         0.04        $         0.02
                                                      ==============        ==============

  Weighted average shares outstanding  basic .......       2,842,455             2,848,214
                                                      ==============        ==============
  Weighted average shares outstanding - diluted ....       2,848,361             2,848,214
                                                      ==============        ==============

The accompanying notes are an integral part of these consolidated financial statements.

                     Admiralty Bancorp, Inc. and subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per-share data)
                                   (unaudited)

                                                             Nine Months         Nine Months
                                                               Ended               Ended
                                                         September 30, 2000   September 30, 1999
                                                         ------------------   ------------------
Interest and dividend income
        Loans ...........................................   $      9,023         $      4,321
        Mortgage-backed securities ......................          1,442                  240
        Other debt securities ...........................            325                  295
        Federal funds sold ..............................            283                  422
        Dividends from FRB and FHLB stock ...............             62                   36
        Other ...........................................              6                   --
                                                            ------------         ------------
              Total interest and dividend income ........         11,141                5,314
                                                            ------------         ------------
Interest expense
        Deposits ........................................          4,204                1,510
        Federal funds purchased .........................             23                    1
        Securities sold under repurchase agreement ......            424                   --
        Advances from FHLB ..............................            335                   --
                                                            ------------         ------------
              Total interest expense ....................          4,986                1,511
                                                            ------------         ------------

              Net interest and dividend income ..........          6,155                3,803
Provision for loan losses ...............................            813                  304
                                                            ------------         ------------
              Net interest and dividend income after
              provision for loan losses .................          5,342                3,499
                                                            ------------         ------------

Non-interest income
        Service charges and fees ........................            686                  667
        Income from affiliate ...........................             12                   --
        Gain on sale of securities ......................             17                   --
        Gain on sale of loans ...........................             37                   82
        Gain on sale of other real estate ...............             17                    4
        Other income ....................................              4                   36
                                                            ------------         ------------
              Total non-interest income .................            773                  789
                                                            ------------         ------------

Non-interest expense
        Salaries and employee benefits ..................          2,487                1,647
        Occupancy .......................................            760                  614
        Furniture and equipment .........................            304                  274
        Amortization of goodwill ........................            115                  119
        Other expense ...................................          1,531                1,315
                                                            ------------         ------------
              Total non-interest expense ................          5,197                3,969
                                                            ------------         ------------

              Income before income tax expense ..........            918                  319
Income tax expense ......................................            362                  200
                                                            ------------         ------------
        Net income ......................................   $        556         $        119
                                                            ============         ============

Per share data

  Net income per share - basic and diluted ..............   $       0.20         $       0.04
                                                            ============         ============

  Weighted average shares outstanding - basic and diluted      2,842,452            2,848,214
                                                            ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

                     Admiralty Bancorp, Inc. and subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                       Nine months ended      Nine months ended
                                                                      September 30, 2000     September 30, 1999
                                                                      ------------------     ------------------
Operating activities
        Net income ...................................................  $         556           $         119
        Adjustments to reconcile net income to net cash provided by
          (used in) operating activities
          Provision for loan losses ..................................            813                     304
          Depreciation and amortization ..............................            170                     410
          Gain on sale of securities .................................            (17)                     --
          Gain on sale of loans ......................................            (37)                    (82)
          Gain on sale of premises and equipment .....................             --                     (22)
          Gain on sale of other real estate owned ....................            (17)                     (4)
          Increase in accrued interest receivable ....................           (499)                   (352)
          (Increase) decrease in other assets ........................           (545)                    214
          Increase in accrued interest payable .......................            180                      20
          Increase (decrease) in other liabilities ...................            407                    (107)
                                                                        -------------           -------------
              Net cash provided by operating activities ..............          1,011                     500
                                                                        -------------           -------------

Investing activities
        Proceeds from maturities of investment securities
          available for sale .........................................          1,339                   2,399
        Proceeds from maturities of investment securities
          held to maturity ...........................................          1,152                     114
        Proceeds from sale of investment securities available for sale             17                      --
        Purchases of investment securities available for sale ........         (4,998)                 (2,499)
        Purchases of investment securities held to maturity ..........         (4,998)                 (8,223)
        Purchase of Federal Reserve Bank & FHLB stock ................           (549)                    (89)
        Net loan originations and principal collections on loans .....        (64,027)                (43,478)
        Proceeds from loan sales .....................................            944                   1,299
        Proceeds from sale of premises and equipment .................             --                      24
        Proceeds from sales of other real estate owned ...............            123                      12
        Purchase of premises and equipment, net ......................           (837)                   (798)
                                                                        -------------           -------------
          Net cash used in investing activities ......................        (71,834)                (51,239)
                                                                        -------------           -------------

Financing activities
        Net increase in deposits .....................................         74,810                  45,713
        Net increase in federal funds purchased, securities sold under
          agreements to repurchase and advances from FHLB ............          4,029                      --
                                                                        -------------           -------------
          Net cash provided by financing activities ..................         78,839                  45,713
                                                                        -------------           -------------

Net increase (decrease) in cash and cash equivalents .................          8,016                  (5,026)

Cash and cash equivalents, beginning of period .......................          5,136                  17,296
                                                                        -------------           -------------

Cash and cash equivalents, end of period .............................  $      13,152           $      12,270
                                                                        =============           =============

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


NOTE 3 - COMPREHENSIVE INCOME

The following table sets forth the components of the Company's comprehensive income:

                                                                                 Nine months ended
                                                                     -----------------------------------------
                                (Unaudited)                          September 30,2000      September 30, 1999
                              (in thousands)                         -----------------      ------------------
         Net Income                                                    $         556          $         119

         Other comprehensive income (loss), net of tax -
             Change in net unrealized gain on securities
               held available for sale, net of taxes of $(48)
                 and $71 in 2000 and 1999, respectively                           83                   (118)
                                                                       -------------          -------------

         Comprehensive income                                          $         639          $           1
                                                                       =============          =============


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

The following table illustrates the reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the nine months ended September 30, 2000, and 1999:

                                                      Three months ended                           Nine months ended
                                             ------------------------------------        -----------------------------------
                                             Sept. 30, 2000        Sept. 30, 1999        Sept. 30, 2000        Sept. 30 1999
                                             --------------        --------------        --------------        -------------
Net income .................................. $    118,000          $     63,000          $    556,000          $    119,000
                                              ------------          ------------          ------------          ------------

Weighted average shares - basic .............    2,842,455             2,848,214             2,842,452             2,848,214
                                              ------------          ------------          ------------          ------------

Weighted average shares - diluted ...........    2,848,361             2,848,214             2,842,452             2,848,214
                                              ------------          ------------          ------------          ------------

Basic and diluted earnings per share......... $       0.04          $       0.02          $       0.20          $       0.04
                                              ------------          ------------          ------------          ------------

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

NOTE 5 - INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and fair value of investment securities and mortgage-backed securities are as follows:

                                         Amortized            Gross Unrealized        Gross Unrealized
                                           Cost                     Gains                  Losses                 Fair Value
                                         ---------            ----------------        ----------------            ----------
September 30, 2000                                                         (In thousands)
------------------
AVAILABLE FOR SALE:

U.S. Government and Agency
securities ..................            $   6,500                $       0                    (139)                   6,361

                                                                                                (48)                   6,299
Mortgage-backed securities...                6,310                       37

Other securities ............                   14                        0                       0                       14
                                         ---------                ---------               ---------                ---------
Sub-total ...................            $  12,824                $      37               $    (187)               $  12,674
                                         ---------                ---------               ---------                ---------

HELD TO MATURITY:

U.S. Government and Agency
securities...................            $   1,000                $       0               $     (19)               $     981

Mortgage-backed securities...               20,863                      132                     (90)                  20,905
                                         ---------                ---------               ---------                ---------

Sub-total ...................            $  21,863                $     132               $    (109)               $  21,886
                                         ---------                ---------               ---------                ---------
TOTAL .......................            $  34,687                $     169               $    (296)               $  34,560
                                         =========                =========               =========                =========

The amortized cost and fair value of investment and mortgage-backed securities are as follows:

                                         Amortized            Gross Unrealized        Gross Unrealized
                                           Cost                     Gains                  Losses                 Fair Value
                                         ---------            ----------------        ----------------            ----------
December 31, 1999                                                          (In thousands)
------------------
AVAILABLE FOR SALE:

U.S. Government and Agency
securities...................            $   6,997                $       0               $    (218)               $   6,779

Mortgage-backed securities...                2,155                        0                     (63)                   2,092

Other securities ............                   14                        0                       0                       14
                                         ---------                ---------               ---------                ---------

Sub-total ...................            $   9,166                $       0               $    (281)               $   8,885
                                         ---------                ---------               ---------                ---------

HELD TO MATURITY:

U.S. Government and Agency
securities...................            $   1,000                $       0               $     (28)               $     972

Mortgage-backed securities...               17,025                        0                    (276)                  16,749
                                         ---------                ---------               ---------                ---------

Sub-total ...................            $  18,025                $       0               $    (304)               $  17,721
                                         ---------                ---------               ---------                ---------

TOTAL .......................            $  27,191                $       0               $    (585)               $  26,606
                                         =========                =========               =========                =========

The carrying value of securities pledged to secure deposits and for other purposes required or permitted by law amounted to approximately $20.8 million and $10.6 million at September 30, 2000 and December 31, 1999, respectively.


NOTE 6 - LOANS

The following schedule presents the components of loans, net of unearned income, by type, as of September 30, 2000 and December 31, 1999:

                                                                  September 30, 2000              December 31, 1999
                                                               -----------------------         ----------------------
                                                                               (Dollars in thousands)
                                                               Amount          Percent         Amount         Percent
                                                               ------          -------         ------         -------
Commercial and Industrial.............................        $ 30,724            19%        $ 20,380             20%

Real Estate Non-Residential Properties................         107,107            65%          61,416             60%

Residential Properties................................          17,521            11%          10,824             11%

Construction..........................................           6,500             4%           7,148              7%

Consumer..............................................           1,864             1%           1,534              2%
                                                             ---------         -------       --------         -------

Gross Loans...........................................         163,716           100%         101,302            100%

less: net deferred fees...............................             441                            445
                                                             ---------                       --------

Total loans...........................................         163,275                        100,857

less: allowance for loan losses.......................           1,746                          1,017
                                                             ---------                       --------

Net loans.............................................       $ 161,529                       $ 99,840
                                                             =========                       ========

Changes in the allowance for loan losses are as follows:

                                            Nine months ended
                                 ---------------------------------------
                                 September 30, 2000   September 30, 1999
                                 ------------------   ------------------
                                          (Dollars in thousands)
                                          ----------------------
Balance at beginning of year       $       1,017       $         602
Provision for loan losses                    813                 304
Charge-offs                                  (87)                (52)
Recoveries                                     3                  68
                                 ------------------   ------------------
Ending Balance                     $       1,746       $         922
                                 ==================   ==================

Ratio of net charge-offs to
average loans outstanding                   0.07%             -0.02%

Balance of allowance as a % of
total loans at period end                   1.07%               1.03%


Loans with unpaid principal balances of $175 and $195 thousand were 90 days or more contractually delinquent or on nonaccrual status at September 30, 2000 and December 31, 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.


                                       ADMIRALTY BANCORP, INC.


Date: November 22, 2000                By: /s/ Ward Kellogg
                                          ----------------------------------
                                          WARD KELLOGG, President


Date: November 22, 2000                By: /s/ Kevin M. Sacket
                                          ----------------------------------
                                          KEVIN M. SACKET, Treasurer
                                          (Principal Financial Officer)