Form 10KSB
period 2000-12-31
ADMIRALTY BANCORP INC
filed 2001-03-27
CIK 1066808

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

                  For the fiscal year ended December 31, 2000

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to _______ .

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of January 26, 2001 was $27,708,130.

     For the fiscal year ended December 31, 2000, the Registrant had total revenues of $17.8 million.

     As of February 9, 2001 there were 3,931,970 shares of common stock, including both Class A and Class B shares of Common Stock, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                           10-KSB Item                                 Document Incorporated
                           -----------                                 ---------------------
Item 9.    Directors and Executive Officers of the    Proxy Statement for 2001 Annual Meeting of
           Company; Compliance with                   Shareholders to be filed no later than April 27, 2001.
           Section 16(a) of the Exchange Act.

Item 10.   Executive Compensation                     Proxy Statement for 2001 Annual Meeting of
                                                      Shareholders to be filed no later than April 27, 2001.

Item 11.   Security Ownership of Certain Beneficial   Proxy Statement for 2001 Annual Meeting of
           Owners and Management                      Shareholders to be filed no later than April 27, 2001.

Item 12.   Certain Relationships and Related          Proxy Statement for 2001 Annual Meeting of
           Transactions                               Shareholders to be filed no later than April 27, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

     Admiralty Bancorp, Inc. is a holding company for Admiralty Bank (the "Bank") and Admiralty Insurance Services, LLC., (collectively, the "Company"). Admiralty Bancorp, Inc. is incorporated in the state of Delaware and is registered with the Board of Governors of the Federal Reserve System (the "FRB") as a financial holding company. The Bank is a Florida chartered commercial bank and member of the Federal Reserve System. Its main office is in Palm Beach Gardens, Florida, and it has branches in Boca Raton, Juno Beach, Jupiter, Melbourne and Orlando, Florida. As part of our continuing plan of expansion, we plan to open three new branches in the spring of 2001 in Orlando, Altamonte Springs and Cocoa Beach, Florida. On March 11, 2000, the Company converted from a one bank holding company to a financial holding company under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "Modernization Act"). This status permits the Company to undertake financial activities which need not be closely related to banking, such as insurance brokerage activities. Under the Modernization Act, the Company's bank subsidiary must remain "well capitalized" (i.e., have a leveraged capital ratio of 5% or greater and a risk based capital ratio of 10% or greater) and well managed, or the Company could be required to divest itself of its non-banking activities. In addition, the Company must maintain a rating of "satisfactory" or better under the Community Reinvestment Act. Our status as a financial holding company also permits us to undertake certain activities without prior Federal Reserve approval.

     The Company formed Admiralty Insurance Services, LLC ("AIS") as a joint venture with USI Florida ("USI") to offer a wide range of insurance products, primarily to customers of the Bank. USI and the Company are each 50 percent owners of AIS. USI and AIS share equally in commissions on policies sold, and the Company is entitled to 50 percent of the net income of AIS. Under the agreement, USI Florida absorbs all costs incurred by AIS for operating expenses. AIS did minimal business during the year ended December 31, 2000 and $16 thousand in income was recognized during the period.

     We may also seek additional alliances with other financial service providers as a way to enhance non-interest income.

     The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. The operations of the Bank are subject to the supervision and regulation of the FRB and the Florida Department of Banking (the "Department"). The principal executive offices of the Bank are located at 4400 PGA Boulevard, Palm Beach Gardens, Florida 33410 and the telephone number is (561) 624-4701.

Business of the Company

     The Company conducts a traditional commercial banking business and offers services including personal and business checking accounts and time deposits, money market accounts and regular savings accounts. The Company structures its specific services and charges in a manner designed to attract the business of
(i) small and medium-sized businesses, and the owners and managers of these entities; (ii) professionals and middle managers of locally-based corporations; and (iii) individuals residing, working and shopping in the Palm Beach, Broward, Brevard, Orange, Osceola and Seminole Counties, Florida trade area serviced by the Company. The Company engages in a wide range of lending activities and offers commercial, consumer, residential and non-residential mortgage and construction loans. In addition, through our AIS joint venture, we offer a wide range of insurance products.

Service Area

     The Company's service area primarily consists of Palm Beach, Broward, Brevard, Orange, Osceola and Seminole Counties, Florida, although the Company makes loans throughout Florida. The Company operates through its main office in Palm Beach Gardens, Florida and branch offices in Boca Raton, Juno Beach, Jupiter, Melbourne and Orlando, Florida.

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

Employees

     At December 31, 2000, the Company employed 81 full-time employees and 8 part-time employees. None of these employees is covered by a collective bargaining agreement and the Company believes that its employee relations are good.

Supervision and Regulation

     Bank holding companies and banks are extensively regulated under both federal and state law. These laws and regulations are intended to protect depositors, not stockholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or Regulation may have a material effect on the business and prospects of Admiralty Bancorp, Inc. and the Bank.

Bank Holding Company Regulation

     As a financial holding company registered under the BHCA, the Company is subject to the regulation and supervision of the FRB. The Company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries.

     The BHCA requires, among other things, that bank holding companies obtain the prior approval of the FRB in any case where the bank holding company proposes to (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such Company's voting shares) or (iii) merge or consolidate with any other bank holding company. The FRB will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served, when reviewing acquisitions or mergers. In addition, bank holding companies are prohibited, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries, unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto.

     As discussed above, the Modernization Act substantially changed many provisions of the BHCA, and provided new powers to bank holding companies that elect to become financial holding companies. Financial holding companies are permitted to engage in a broader range of non-banking activities, and are permitted to engage in a variety of new activities, or undertake certain acquisitions without prior FRB approval.

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

     Capital Adequacy Guidelines For Bank Holding Companies. The FRB maintains risk-based capital guidelines for bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more.

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

     Bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighting and loans secured by deposits in the Bank which carry a 20% risk weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes including general guarantees and standby letters of credit backing financial obligations are given a 100% risk-weighting. Transaction-related contingencies such as bid bonds, standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk-weighting. Short term commercial letters of credit have a 20% risk-weighting and certain short-term unconditionally cancelable commitments have a 0% risk-weighting.

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

     Insurance Of Deposits. The deposits of the Bank are insured up to applicable limits by the Bank Insurance Fund ("BIF") of the FDIC. Accordingly, the Bank is subject to deposit insurance assessments to maintain the BIF. Under the FDIC's insurance premium assessment system, each institution is assigned to one of nine assessment risk classifications based on its capital ratios and supervisory evaluations. The lowest risk institutions do not pay any insurance premium, while the highest risk institutions pay a premium assessed at the rate of 0.27% of domestic deposits. Each institution's classification under the system is re-examined semi-annually. In addition, the FDIC is authorized to increase or decrease such rates on a semi-annual basis. In addition to insurance premium assessments, under the Deposit Insurance Funds Act of 1996 (the "Deposit Act"), commercial banks like the Bank are required to pay a portion of the interest and principal owed on bonds issued by the Federal Financing Corporation ("FICO") to assist the thrift bailout in the mid- 1980's. BIF insured commercial banks like the Bank are assessed 1.96 basis points of their assessed deposits in satisfaction of this FICO payment, in addition to deposit insurance premiums. The Deposit Act also calls for the federal banking agencies to study the various financial institution charters and propose a single standard federal charter, thereby doing away with the separate bank and thrift charters. Management of the Company is not able to predict at this time whether the federal regulators will adopt a unified charter nor to predict the impact of any proposed change upon the Bank.

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

ITEM 2. DESCRIPTION OF PROPERTY

     The Bank leases its main office in Palm Beach Gardens and its branch offices in Boca Raton, Juno Beach, Jupiter, Melbourne and Orlando, Florida. In addition, the Bank maintains an operations center in Lake Worth, Florida and it continues to lease the former operations center in North Palm Beach, Florida. The Bank has sub-let the North Palm Beach space for $1,500 per month and will not renew the lease when it expires July 31, 2001. The Bank is also leasing space in Orlando which will house its South Orlando branch. The following table sets forth certain information regarding these leases:

        Location               Square Feet    Monthly Rental          Term
        --------               -----------    --------------          ----
Boca Raton ..............         5,000         $ 12,642       November 30, 2008
Juno Beach ..............         2,508            4,348       December 31, 2004
Jupiter .................         4,067            8,487         August 31, 2008
Lake Worth ..............         5,800            5,075          March 31, 2005
Melbourne ...............         4,845            5,652        January 31, 2010
North Palm Beach ........         1,800            1,837           July 31, 2001
Orlando .................         8,792           14,635        January 31, 2011
Palm Beach Gardens ......         7,930           16,851        October 31, 2003
South Orlando ...........         2,857            7,142       February 28, 2011

ITEM 3. LEGAL PROCEEDINGS

     The Company is periodically party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. Management does not believe that there is any pending or threatened proceeding against the Company which, if determined adversely, would have a material effect on the business or financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a) A special shareholders' meeting was held November 3, 2000.

   (b) Not applicable.

   (c) The shareholders voted upon the following issues: (1) the Admiralty Bancorp, Inc. 2000 Stock Option Plan, and (2) the Certificate of Amendment to the Certificate of Incorporation of the Company increasing the Company's authorized capital stock, with the votes cast as follows:

                Shares Voted       Shares Voted                        Broker
       Issue         For         Against/Withheld     Abstentions     Non-Votes
       -----   --------------   ------------------   -------------   ----------
        (1)       1,517,106          134,290             2,758            0
        (2)       1,564,090           87,692             2,372            0

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since September 30, 1998, the Company's Class B common stock has been traded on the NASDAQ National Market under the symbol "AAABB". The following table shows the high and low bid prices for the Class B common stock as reported on the NASDAQ National Market for each quarter of the last two fiscal years. These quotations reflect inter-dealer prices, without retail market, mark-down or commission and may not represent actual transactions.

                                   High        Low
                                 --------   --------
   1st Quarter 1999 ..........    $ 8.64     $7.09
   2nd Quarter 1999 ..........      9.18      7.09
   3rd Quarter 1999 ..........      7.86      6.64
   4th Quarter 1999 ..........      8.09      6.20
   1st Quarter 2000 ..........      9.00      6.00
   2nd Quarter 2000 ..........      6.88      5.25
   3rd Quarter 2000 ..........      9.44      6.63
   4th Quarter 2000 ..........     10.63      3.06

     The Company has not paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. In January 2000, the Company declared a 12.91% stock dividend on its Class B common stock.

     As of December 31, 2000, the Company had 13 record holders of our Class A Stock and 222 record holders of our Class B Stock.

ITEM 6A. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

     To assist in the review of the following management discussion and analysis, the Company is presenting the following selected information regarding the Company, which should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, and the Management's Discussion and Analysis section hereof.

                                                                               As of or for       As of or for
                                                                              the Year Ended     the Year Ended
                                                                            December 31, 2000   December 31, 1999
                                                                           ------------------- ------------------
INCOME STATEMENT DATA:
Interest and dividend income .............................................      $ 16,780            $  7,930
Interest expense .........................................................         7,965               2,448
                                                                                --------            --------
Net interest and dividend income .........................................         8,815               5,482
Provision for loan losses ................................................         1,442                 525
                                                                                --------            --------
Net interest and dividend income after provision for loan losses .........         7,373               4,957
                                                                                --------            --------
Non-interest income ......................................................         1,044               1,075
Non-interest expense .....................................................         7,448               5,396
                                                                                --------            --------
Income before income taxes ...............................................           969                 636
                                                                                --------            --------
Income tax expense .......................................................           363                 384
                                                                                --------            --------
Net income ...............................................................      $    606            $    252
                                                                                ========            ========
PER COMMON SHARE DATA:
Net income--basic and diluted ............................................      $   0.21            $   0.09
Book value(1) ............................................................      $   7.79            $   6.89

BALANCE SHEET DATA:
Total assets .............................................................      $301,361            $139,962
Total loans ..............................................................       221,010             100,857
Allowance for loan losses ................................................        (2,381)             (1,017)
Investment securities(2) .................................................        39,514              27,682
Goodwill, net ............................................................         3,387               3,540
Deposits .................................................................       261,315             110,273
Shareholders' equity .....................................................        28,718              19,574

SELECTED OPERATING RATIOS:
Return on average assets .................................................          0.30%               0.23%
Return on average common equity ..........................................          2.92%               1.29%
Net interest margin ......................................................          4.65%               5.64%

SELECTED CAPITAL AND ASSET QUALITY RATIOS:
Average equity/average assets ............................................         10.25%              18.02%
Non-accrual loans/total loans ............................................          0.18%               0.15%
Non-performing assets/total loans and other real estate owned ............          0.18%               0.26%
Allowance for loan losses/total loans ....................................          1.08%               1.01%
Allowance for loan losses/non-performing assets ..........................        592.29%             388.17%
Net charge-offs/average total loans ......................................          0.05%               0.15%

----------------
(1) Book value per common share calculated by dividing the aggregate outstanding Class A common shares at a conversion ratio of one Class A share to 1.1291 Class B shares and the Class B shares into total shareholders' equity at the respective dates.

(2) Investment securities include Federal Reserve Bank stock and Federal Home Loan Bank stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                                   OVERVIEW

     For the year ended December 31, 2000 the Company generated net income of $606 thousand or $0.21 per share compared to net income of $252 thousand, or $0.09 per share in 1999.

     At December 31, 2000, the Company's total assets reached $301.4 million, an increase of 115.3% over total assets at December 31, 1999, the Company's net loans totaled $218.6 million, an increase of 119.0% over net loans at December 31, 1999 and the Company's deposits totaled $261.3 million, an increase of 137.0% over total deposits at December 31, 1999. The increases are generally due to the Company's aggressive penetration of its service area, both through its management team and through its new office locations.

     During 1999 management undertook an analysis of the Company's arrangement with an outside service provider to continue to provide data processing services and items processing services to the Bank. Management determined it would benefit the Company to bring these processes in house in order to gain economies of scale as the Bank grows which would not have been available as a serviced institution. In order to accommodate this transition the Company leased a larger operations center, purchased computer equipment, communications equipment and items processing equipment, and bought licensing to the banking software package on which it currently operates. The costs of designing, acquiring and operating in the in-house environment did not significantly impact net income in 2000 and the Company has begun to benefit from the economies of scale as the total footings and the volume of transactions increase. As part of the migration to the in house system additional features have been added to the current system to provide enhanced services to our customers. The most significant enhancement is the addition of internet banking capabilities which, when fully implemented, will allow customers to review their accounts and transfer between loan and deposit accounts through the internet. The internet banking module is complimented by a bill paying module which will allow customers to pay bills through the internet. Many members of the Company's management team have experience with in-house data and items processing and the migration to the in-house system did not disrupt business.

                             RESULTS OF OPERATIONS

     The Company's results of operations depend primarily on its net interest income, which is the difference between the interest earned on its interest-earning assets and the interest paid on funds borrowed to support those assets, such as deposits. In addition, the Company earns commission income in connection with sales of the guaranteed portion of loans originated under the Small Business Administration guaranteed loan program and it earns fees servicing loans which the Company has sold. Net interest margin is a function of the difference between the weighted average rate received on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, as well as the average level of interest-bearing assets as compared with that of interest-bearing liabilities. Net income is also affected by the amount of non-interest income and operating expenses.

                                  NET INCOME

     For the year ended December 31, 2000, the Company produced a net profit of $606 thousand, an increase of $354 thousand from net income of $252 thousand for the year ended December 31, 1999. The period to period increase in reported net income is attributable to an increase in the Company's net interest income partially offset by an increase in non-interest expenses as the Company incurred costs to enhance the value of its franchise and a reduction in the gain on sales of loans from those recognized in 1999.

Interest Income

     Total interest income increased $8.9 million, or 111.6%, to $16.8 million for the year ended December 31, 2000 from $7.9 million in 1999. This increase in interest income primarily relates to an increase in the Company's average balance of earning assets, and to a lesser extent to an increase in average rates. Average balances increased by $71.9 million for loans, $19.7 million for investment securities, $201 thousand for interest bearing due from banks and $91 thousand for federal funds sold. The average yield on the loan portfolio increased to 9.5% from 9.1%, the average yield on investment securities, including Federal Reserve Bank and FHLB stock, increased to 7.0% from 6.1%, the average yield on interest bearing due from bank accounts increase to 6.0% from 5.1% and the average yield on federal funds sold increased to 6.5% from 4.8% in 2000 as compared to 1999, reflecting higher market rates of interest. During 2000, as the Company's asset mix continued to shift toward a greater percentage of loans newly originated in the current rate environment, the Company's yield on interest earning assets increased to 8.9% from the 8.2% earned during 1999.

Interest Expense

     The Company's interest expense for the year ended December 31, 2000, increased $5.5 million, or 225.4%, to $8.0 million from $2.4 million for 1999. The increase in interest expense reflects a 129.1% increase in average interest bearing liabilities during 2000 coupled with an increase in the average rate paid on interest bearing liabilities to 5.4% from 3.8% resulting from a shift in the Company's deposit mix toward higher rate time deposits and money market accounts as the Company sought to raise deposits to fund loan growth. The average balance of time deposits, money market deposits and NOW deposits increased by $41.6 million, $27.7 million and $1.0 million, respectively, in 2000, as compared to 1999. The increase in money market deposit accounts reflects the success of our tiered-rate money market account which offers competitive rates based upon the size of the customer's account balance. During 2000 the average rate paid by the Company on its time deposits increased to 6.5% from 5.0% in 1999 and the average rate paid on money market accounts increased to 5.0% from 4.1% in 1999. The Company subscribes to a deposit listing service on the internet which allows it to post time deposit rates on an internet site which is available to other subscribers who use the site as an information source for investing in time deposits. The deposits raised through this program are primarily deposits of credit unions, savings banks and commercial banks at terms from ninety days to three years. The Company raised a net of $24.1 million with this program in 2000. At December 31, 2000 the Company had $34.1 million in deposits raised through this program compared to $10.0 million in such deposits at December 31, 1999. The weighted average rate of the internet deposit portfolio at December 31, 2000 was 7.14% and the weighted average life was 6.3 months. In addition, the average balance of the Company's non-interest bearing demand deposits increased by $8.9 million, to $32.7 million, from $23.8 million at December 31, 1999. The Company also entered into a repurchase agreement in 1999 and a FHLB borrowing arrangement in 2000. The average balance of the repurchase agreement was $8.4 million at an average cost of 6.3% in 2000 compared to $1.8 million at an average cost of 6.2% in 1999. The average balance of the FHLB borrowing was $6.1 million at an average cost of 6.6%. The repurchase agreement and FHLB borrowing were part of a leveraged interest rate risk reduction strategy in which the Company used the funds to purchase government agency securities. The changes to the Company's deposit portfolio and entry into the repurchase agreement and FHLB borrowing increased the Company's average cost of interest bearing liabilities to 5.4% for 2000 compared to 3.8% in 1999.

Net-Interest Income

     Net interest income increased by $3.3 million, or 60.8%, over 1999. The Company's net interest spread decreased 88 basis points to 3.5% for 2000 from 4.4% in 1999. The Company's net yield on interest earning assets decreased to 4.7% in 2000 from 5.6% in 1999.

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

                                                                      Year Ended December 31,
                                                 -----------------------------------------------------------------
                                                               2000                             1999
                                                 -------------------------------- --------------------------------
                                                                         Average                           Average
                                                              Interest    Rates                 Interest    Rates
                                                   Average     Income/   Earned/     Average     Income/   Earned/
                                                   Balance     Expense     Paid      Balance     Expense    Paid
                                                 ----------- ---------- --------- ------------ ---------- --------
                                                                      (dollars in thousands)
Assets
Interest earning assets:
Due from banks .................................  $    215    $    13      6.0%     $     14     $    1      5.1%
Loans ..........................................   143,352     13,645      9.5%       71,470      6,479      9.1%
Taxable investment securities(1) ...............    35,914      2,504      7.0%       16,213        994      6.1%
Federal funds sold .............................     9,516        618      6.5%        9,425        456      4.8%
                                                  --------    -------               --------     ------
Total interest earning assets ..................   188,997    $16,780      8.9%       97,122     $7,930      8.2%
                                                              -------                            ------
Non-interest earning assets ....................    14,565                            11,838
Allowance for possible loan losses .............    (1,445)                             (743)
                                                  --------                          --------
  Total Assets .................................  $202,117                          $108,217
                                                  ========                          ========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
NOW deposits ...................................  $ 12,544    $    88      0.7%     $ 11,535     $   87      0.8%
Savings deposits ...............................     2,296         46      2.0%        2,299         42      1.8%
Money market deposits ..........................    53,811      2,708      5.0%       26,108      1,074      4.1%
Time deposits ..................................    63,912      4,165      6.5%       22,308      1,115      5.0%
Federal funds purchased ........................       367         23      6.2%          291         17      5.8%
Repurchase agreements ..........................     8,415        528      6.3%        1,819        113      6.2%
FHLB borrowings ................................     6,118        407      6.6%           --         --      0.0%
                                                  --------    -------               --------     ------
Total interest-bearing liabilities .............   147,463    $ 7,965      5.4%       64,360     $2,448      3.8%
                                                              -------                            ------
Non-interest bearing liabilities:
Demand deposits ................................    32,738                            23,823
Other liabilities ..............................     1,192                               528
                                                  --------                          --------
Total non-interest bearing liabilities .........    33,930                            24,351
                                                  --------                          --------
Shareholders' equity ...........................    20,724                            19,506
                                                  --------                          --------
Total liabilities and shareholders' equity .....  $202,117                          $108,217
                                                  ========                          ========
Net interest differential ......................                           3.5%                              4.4%
                                                                           ===                               ===
Net yield on interest earning assets ...........                8,815      4.7%                   5,482      5.6%
                                                              =======      ===                   ======      ===

----------------
(1) Includes Federal Reserve Bank stock and Federal Home Loan Bank of Atlanta stock.

     The following table presents by category the major factors that contributed to the changes in net interest income for the periods presented. Amounts have been computed on a fully tax-equivalent basis.

                                              Year Ended December 31,
                                                 2000 versus 1999
                                       -------------------------------------
                                       Increase (Decrease) Due to Change in:
                                       -------------------------------------
                                           Average     Average
                                            Volume      Rate        Net
                                          ---------   --------   --------
                                                  (in thousands)
INTEREST INCOME:
Due from banks ........................    $   12       $ --      $   12
Loans .................................     6,841        325       7,166
Taxable investment securities .........     1,374        136       1,510
Federal funds sold ....................         6        156         162
                                           ------       ----      ------
Total interest income .................    $8,233       $617      $8,850
                                           ------       ----      ------
INTEREST EXPENSE:
Federal funds purchased ...............    $    4       $  1           5
NOW deposits ..........................         7         (6)          1
Money market deposits .................     1,395        240       1,635
Savings ...............................        --          4           4
Time deposits .........................     2,711        339       3,050
Repurchase agreements .................       414          1         415
FHLB borrowings .......................       407         --         407
                                           ------       ----      ------
Total interest expense ................    $4,938       $579      $5,517
                                           ------       ----      ------
Net interest income ...................    $3,295       $ 38      $3,333
                                           ======       ====      ======

Provision for Loan Losses

     The increase in the provision for loan losses for 2000 to $1.4 million from $525 thousand in 1999 is reflective of the significant growth in the loan portfolio during 2000 as compared to the prior year. The Company's provision for loan losses maintained the reserve at a level management believes appropriate in light of the Company's lending activities, the quality of the loan portfolio, historical experience, volume and type of lending conducted by the Company, the status of past due and nonperforming loans, the general economic conditions of the Company's lending area and other factors affecting collectibility of the Company's loan portfolio. The Company had net charge-offs of $78 thousand and did not experience any material change in its level of classified loans during 2000. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, the financial status of borrowers and regulatory requirements.

Non-Interest Income

     Total non-interest income decreased by $31 thousand, or 2.9%, from last year. The components of non-interest income include a $25 thousand increase in service charges and fees (including a $20 thousand increase in service charges on deposit accounts) and a $37 thousand reduction in loan servicing fees, a $68 thousand decrease in gain on sale of loans due to a lower volume of loans sold this year, a $21 thousand increase in gain on sale of other real estate owned, a $23 thousand decrease in gain on sale of assets and a $17 thousand gain on sale of securities in 2000 compared with no such gain in 1999. The securities gain came from the sale of stock the Company received on the de-mutualization of two of its life insurance providers. Non-interest income also includes $16 thousand from Admiralty Insurance Services, LLC which the Company formed in 2000.

Non-Interest Expense

     The Company's non-interest expense for 2000 increased over non-interest expense for 1999. For 2000, the Company's total non-interest expense was $7.4 million, compared to total non-interest expense of $5.4 million for 1999. The increase in non-interest expense reflects increased compensation and employee benefit expense as the Company hired management and staff for the Melbourne region in the spring of 2000 and management and staff for the Orlando region in August 2000. Additionally, the Company added staff to its deposit operations and information systems departments to manage the in-house computer and items processing systems during 2000. Salary and benefits expenses for 2000 include $335 thousand for the Melbourne region and $544 thousand for the Orlando region, which are new to the Company in 2000, and customary year end increases for the management and staff. Full time equivalent employees increased from 51 at December 31, 1999 to 85 at December 31, 2000, reflecting increases necessary both to administer the Company's growing loan and deposit portfolios and to staff the Orlando and Melbourne offices. The Company incurred an increase in occupancy and furniture and equipment expenses as the Company opened its fifth and sixth offices, in Melbourne, Florida, and Orlando, Florida. Goodwill amortization totaled $153 thousand and $154 thousand for 2000 and 1999 respectively. The Company also experienced the following increases in other non-interest expenses related primarily to its growth: telephone expense increased $55 thousand, or 52%, postage and freight increased $16 thousand, or 26%, waived check printing fees increase $25 thousand, or 101%, stationery supplies and printing increased $55 thousand, or 43%, business development expenses increased $83 thousand, or 137%, charitable donations increased $23 thousand, or 352%, dues, subscriptions and publications increased $23 thousand, or 117%, auto expenses increased $21 thousand, or 89%, directors' fees and expenses increased $37 thousand, or 58%, FDIC and state assessments increased $30 thousand, or 98%, courier expenses increased $21 thousand, or 130%, and other losses increased $27 thousand, or 81%. The Company experience decreases in the following categories of non-interest expense: audit expenses decreased $30 thousand, or 19%, legal expenses decreased $80 thousand, or 61% and insurance expense decreased $36 thousand, or 35%.

Income Taxes

     Income tax expense decreased to $363 thousand for 2000, from $384 thousand for 1999, primarily due to a reversal of $75 thousand of the reserve against deferred taxes due to the increased core profitability of the Company. Non-deductible expenses for goodwill amortization contributed to effective tax rate for the year of 37%.

     At December 31, 2000, the Company had unused net operating loss carry-forwards of approximately $937 thousand for Federal and Florida Income Tax purposes expiring through 2008. These loss carry-forwards reflect the maximum benefit that can be obtained from the net operating losses due to limitation under the Internal Revenue Code of 1986.

                              FINANCIAL CONDITION
                December 31, 2000 compared to December 31, 1999

     At December 31, 2000, the Company's total assets were $301.4 million, compared to $140.0 million at December 31, 1999. Increases in total assets included increases of $118.8 million in net loans, $21.2 million in federal funds sold, $6.1 million in cash and due from banks, $6.5 million in investment securities held to maturity, and $4.7 million in investment securities held available for sale. Total deposits were $261.3 million at December 31, 2000 compared to $110.3 million at December 31, 1999.

Cash and Due From Banks

     At December 31, 2000, cash and due from banks increased $6.1 million. Interest bearing due from banks increased $1.0 million as a result of the principal and interest payments on one of the mortgage backed investment security accumulating in the Federal Home Loan Bank account and the funding of a new due from bank account with a local correspondent bank. Federal funds sold increased by $21.2 million from December 31, 1999. The increase is attributable primarily to growth in the Company's deposit portfolio outpacing growth in the loan and investment portfolios during the period.

Loan Portfolio

     The $118.8 million increase in net loans is comprised primarily of $22.6 million in commercial loans, $86.6 million in non-residential real estate loans and $8.6 million in residential real estate loans. The increase is the result of the new management team's efforts to attract new business and expand relationships with existing customers. The outstanding balance of loans originated in the Melbourne and Orlando markets totaled $24.1 million and $43.8 million respectively at December 31, 2000.

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

     The Company's loans are primarily to businesses and individuals located in Palm Beach, Broward, Brevard, Orange, Osceola and Seminole Counties, Florida. The Company has not made loans to borrowers outside of the United States. Commercial lending activities are focused primarily on lending to small business borrowers. The Company believes that its strategy of customer service, competitive rate structures and selective marketing have enabled the Company to gain market entry to local loans. Bank mergers by larger banks competing with the Company have also contributed to the Company's efforts to attract borrowers.

     The following schedule presents the components of loans, by type, as of December 31, 2000 and December 31, 1999.

                                                                    December 31,
                                                   ----------------------------------------------
                                                            2000                    1999
                                                   ----------------------   ---------------------
                                                     Amount      Percent      Amount      Percent
                                                   ----------   ---------   ----------   --------
                                                         (in thousands, except percentages)
Commercial and Industrial ......................    $ 43,006        19%      $ 20,380        20%
Real Estate Non-Residential Properties .........     147,996        67%        61,416        60%
Residential Properties .........................      19,399         9%        10,824        11%
Construction ...................................       7,869         3%         7,148         7%
Consumer .......................................       3,424         2%         1,534         2%
                                                    --------       ---       --------       ---
Gross loans ....................................    $221,694       100%      $101,302       100%
                                                                   ===                      ===
less: net deferred fees ........................         684                      445
                                                    --------                 --------
Total loans ....................................     221,010                  100,857
less: allowance for loan losses ................       2,381                    1,017
                                                    --------                 --------
Net loans ......................................    $218,629                 $ 99,840
                                                    ========                 ========

     The following table sets forth, in terms of interest rate sensitivity, certain components of the Company's loan portfolio as well as its fixed and adjustable rate loans within that portfolio at December 31, 2000.

                                       Within 1 Year     1 to 5 Years     After 5 Years       Total
                                      ---------------   --------------   ---------------   ----------
                                                              (in thousands)
Commercial and Industrial .........       $31,718           $10,721            $567         $43,006
Construction Loans ................         7,504               365              --           7,869
                                          -------           -------            ----         -------
  Total(1) ........................       $39,222           $11,086            $567         $50,875
                                          =======           =======            ====         =======
Fixed Rate Loans ..................                                                         $ 8,884
Variable Rate Loans ...............                                                          41,991
                                                                                            -------
  Total(1) ........................                                                         $50,875
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

     Non-performing assets include loans that are not accruing interest (non-accrual loans) as a result of principal or interest being in default for a period of 90 days or more. When a loan is placed on such non-accrual status, all accumulated accrued interest receivable is backed out of current period income. Until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of such payments as interest. The Small Business Administration does not allow lenders to place loans on non-accrual status, therefore, cash collected on past due Small Business Administration guaranteed loans is applied to interest first and any amount collected above the interest due is applied to principal. Income on the unguaranteed portion of these loans retained in the Company's portfolio is recognized on a cash basis when received.

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

     During 2000, the Company's non-accrual loans increased by $248 thousand to $402 thousand at December 31, 2000 from $154 thousand at December 31, 1999. The 2000 balance represents five loans placed on non-accrual during the year. All the loans are in various stages of collection and the Company does not expect to incur a material loss on the credits. The Company had no other real estate owned at December 31, 2000 and $108 thousand at December 31, 1999. The December 31, 1999 balance represented one single family residence acquired through foreclosure in December 1999. The foreclosed loan was covered by mortgage insurance and the Company recorded a gain of $17 thousand on the sale of the property during 2000. The Company transferred one property valued at $67 thousand into other real estate during 2000 and sold it prior to December 31, 2000.

     The following table sets forth information concerning the Company's non-performing assets as of the dates indicated:

                             Non-Performing Loans

                                                                                    December 31,
                                                                               -----------------------
                                                                                  2000         1999
                                                                               ----------   ----------
                                                                               (dollars in thousands)
Non-accrual loans ............................................................  $    402     $    154
Other real estate owned ......................................................        --          108
                                                                                --------     --------
Total non-performing assets(1) ...............................................  $    402     $    262
                                                                                ========     ========
Non-accrual loans to total loans .............................................      0.18%        0.15%
Non-performing assets to total assets ........................................      0.18%        0.19%
Allowance for possible loan losses as a percentage of non-performing assets ..    592.29%      388.17%

----------------
(1) Excludes loans past due 90 days or more and still accruing interest of $41 thousand at December 31, 1999.
    No loans were 90 days or more past due and still accruing interest at December 31, 2000.

     If the above described non-accruing loans had been current, the Company's interest income would have increased by $11 thousand and $8 thousand for the years ended December 31, 2000 and 1999, respectively.

     At the dates indicated in the above table, there were no concentrations of loans exceeding 10% of the Company's total loans and the Company had no foreign loans.

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

     Additions to the allowance are made by provisions charged to expense and the allowance is reduced by net charge-offs (i.e., loans judged to be uncollectible and charged against the reserve, less any recoveries on such loans). Although management attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions. In addition, various regulatory agencies periodically review the Company's allowance for loan losses. These agencies may require the Company to make additional provisions based on their judgments about information available to them at the time of their examination.

     The Company's allowance for possible loan losses totaled $2.4 million and $1.0 million at December 31, 2000 and 1999, respectively.

     The following is a summary of the reconciliation of the allowance for loan losses for the periods presented.

                                                                                 Year Ended December 31,
                                                                                -------------------------
                                                                                    2000          1999
                                                                                -----------   -----------
                                                                                 (dollars in thousands)
Balance at Beginning of Period ................................................   $ 1,017       $   602
CHARGE-OFFS
Real estate ...................................................................        87            --
Instalment ....................................................................        --             1
Commercial ....................................................................        --           177
                                                                                  -------       -------
  Total Charge-offs ...........................................................        87           178
RECOVERIES
Real estate ...................................................................        --             4
Instalment ....................................................................        --            --
Commercial ....................................................................         9            64
                                                                                  -------       -------
  Total Recoveries ............................................................         9            68
Net Charge-offs ...............................................................        78           110
Provision charged to expense ..................................................     1,442           525
                                                                                  -------       -------
Balance of allowance at end of period .........................................   $ 2,381       $ 1,017
                                                                                  =======       =======
Ratio of net charge-offs to average loans outstanding .........................      0.07%         0.15%
Balance of allowance at period end as a percent of total loans at period end ..      1.08%         1.01%

     The following table sets forth, for each of the Company's major lending areas, the amount and percentage of the Company's allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated:

            Allocation Of The Allowance For Loan Losses By Category

                                                          December 31,
                                       --------------------------------------------------
                                                 2000                      1999
                                       ------------------------   -----------------------
                                                       % of                      % of
                                        Amount     Total Loans     Amount     Total Loans
                                       --------   -------------   --------   ------------
                                                     (dollars in thousands)
Balance Applicable to:
Commercial and industrial ..........    $  406          19%        $  175          20%
Real estate:
Non-residential properties .........     1,228          67%           596          60%
Residential properties .............       209           9%            66          11%
Construction .......................       304           3%           134           7%
Consumer ...........................        42           2%            14           2%
                                        ------          --         ------          --
Subtotal ...........................     2,189         100%           985         100%
Unallocated reserves ...............       192          --             32          --
                                        ------         ---         ------         ---
  Total ............................    $2,381         100%        $1,017         100%
                                        ======         ===         ======         ===

Investment Portfolio

     The Company maintains an investment portfolio to fund increased loan demand or decreased deposits and other liquidity needs and to provide an additional source of interest income. The portfolio is composed primarily of obligations of U.S. Government agencies and government sponsored entities. The Bank also owns shares in the Bankers' Bancorporation of Florida, Inc. As a Federal Reserve Member Bank, the Bank also holds stock in the Federal Reserve Bank of Atlanta and, as a member of the Federal Home Loan Bank of Atlanta, the Bank also owns Federal Home Loan Bank Stock. For purposes of the following discussion, the Company does not consider the Federal Reserve Bank stock and Federal Home Loan Bank stock to be investment securities.

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

     Management determines the appropriate classification of securities at the time of purchase. At December 31, 2000 the Company had $13.6 million and $24.5 million of its investment portfolio classified as available for sale and held to maturity, respectively. At December 31, 1999 the Company had $8.9 million and $18.0 million of its investment portfolio classified as available for sale and held to maturity, respectively.

     The $6.5 million increase in the investment held to maturity portfolio is comprised of purchases of mortgage-backed securities to augment the overall portfolio as the Bank grows and other mortgage-backed securities pay down, and the purchase of a $5 million, 30 year GNMA mortgage-backed security.

     The $4.7 million increase in the investment available for sale portfolio is comprised of the purchase of a mortgage-backed security to augment the overall portfolio as the Bank grows and other mortgage-backed securities pay down, and the purchase of a $5 million, 30 year GNMA mortgage-backed security.

     During 2000, the Company borrowed $9.4 million under a secured line of credit with the Federal Home Loan Bank of Atlanta. Proceeds of this loan, along with other funds, were used to purchase $10 million in GNMA mortgage-backed securities. As disclosed above, $5 million in these securities were classified as held to maturity and $5 million were classified as available for sale.

     The following table sets forth the carrying value of the Company's securities portfolio as of the dates indicated.

     A comparative summary of investment securities available for sale for the periods presented is as follows (in thousands):

                                                                    Gross          Gross
                                                   Amortized     Unrealized     Unrealized       Fair
Available for sale                                    Cost          Gains         Losses        Value
------------------                                 ---------     ----------     ----------      -----
December 31, 2000
U.S. Government and Agency Securities .........     $ 7,500         $  7          $ (30)       $ 7,477
Mortgage-Backed Securities ....................       6,031          106             --          6,137
Other Securities ..............................          14           --             --             14
                                                    -------         ----          -----        -------
Total .........................................     $13,545         $113          $ (30)       $13,628
                                                    =======         ====          =====        =======

                                                                    Gross          Gross
                                                   Amortized     Unrealized     Unrealized       Fair
                                                      Cost          Gains         Losses        Value
                                                  -----------   ------------   ------------   ---------
December 31, 1999
U.S. Government and Agency Securities .........      $6,997         $ --          $(218)       $ 6,779
Mortgage-Backed Securities ....................       2,155           --            (63)         2,092
Other Securities ..............................          14           --             --             14
                                                     ------         ----          -----        --------
Total .........................................      $9,166         $ --          $(281)       $ 8,885
                                                     ======         ====          =====        =======

     A comparative summary of investment securities held to maturity for the periods presented is as follows (in thousands):

                                                                    Gross          Gross
                                                   Amortized     Unrealized     Unrealized       Fair
Held to maturity                                      Cost          Gains         Losses        Value
----------------                                  -----------   ------------   ------------   ---------
December 31, 2000
U.S. Government and Agency Securities .........     $ 1,000         $  5          $   (1)      $ 1,004
Mortgage-Backed Securities ....................      23,549          228              --        23,777
                                                    -------         ----          ------       -------
Total .........................................     $24,549         $233          $   (1)      $24,781
                                                    =======         ====          ======       =======
December 31, 1999
U.S. Government and Agency Securities .........     $ 1,000         $ --          $  (28)      $   972
Mortgage-Backed Securities ....................      17,025           --            (276)       16,749
                                                    -------         ----          ------       -------
Total .........................................     $18,025         $ --          $ (304)      $17,721
                                                    =======         ====          ======       =======

     The following tables sets forth as of December 31, 2000, the maturity distribution of the Company's investment portfolio.

                  MATURITY SCHEDULE OF INVESTMENT SECURITIES

                                                      After One But
Available for Sale              Within One Year     Within Five Years
------------------            -------------------- --------------------
                               Carrying   Average   Carrying   Average
                                 Value     Yield      Value     Yield
                              ---------- --------- ---------- ---------
                                       (dollars in thousands)
U.S. Government and
 Agency Obligations .........   $  500     5.87%    $ 6,977     5.94%
Mortgage-Backed
 Securities .................    1,094     7.17%      4,375     7.17%
Other Securities ............       --     0.00%         --     0.00%
                                ------     ----     -------     ----
                                $1,594     6.76%    $11,352     6.41%
                                ======              =======

                                 After Five But
Available for Sale              Within Ten Years     After Ten Years           Total
------------------            -------------------- -------------------- -------------------
                               Carrying   Average   Carrying   Average   Carrying   Average
                                 Value     Yield      Value     Yield      Value     Yield
                              ---------- --------- ---------- --------- ---------- --------
                                                 (dollars in thousands)
U.S. Government and
 Agency Obligations .........    $ --      0.00%     $   --     0.00%    $ 7,477     5.93%
Mortgage-Backed
 Securities .................     668      6.73%         --     0.00%      6,137     7.12%
Other Securities ............      --      0.00%      1,351     6.90%      1,351     6.90%
                                 ----      ----      ------     ----     -------     ----
                                 $668      6.73%     $1,351     6.90%    $14,965     6.51%
                                 ====                ======              =======

     Mortgage-backed securities maturities are based on current prepayment speeds.

     Other securities include Federal Reserve Bank Stock of $595 thousand and Federal Home Loan Bank Stock of $742 thousand that the Bank must own as a condition of membership. The Bank does not anticipate that it will discontinue its memberships and, therefore, these stocks are classified as more than ten years. Other securities also includes $14 thousand in Bankers' Bancorporation of Florida stock.

                  MATURITY SCHEDULE OF INVESTMENT SECURITIES

                                                      After One But
Held to Maturity                Within One Year     Within Five Years
----------------              -------------------- --------------------
                               Carrying   Average   Carrying   Average
                                 Value     Yield      Value     Yield
                              ---------- --------- ---------- ---------
                                       (dollars in thousands)
U.S. Government and
 Agency Obligations .........   $    0     0.00%    $ 1,000     5.94%
Mortgage-Backed
 Securities .................    4,882     7.28%     16,344     7.32%
                                ------     ----     -------     ----
                                $4,882     7.28%    $17,344     7.24%
                                ======              =======

                                 After Five But
Held to Maturity                Within Ten Years     After Ten Years           Total
----------------              -------------------- -------------------- -------------------
                               Carrying   Average   Carrying   Average   Carrying   Average
                                 Value     Yield      Value     Yield      Value     Yield
                              ---------- --------- ---------- --------- ---------- --------
                                                 (dollars in thousands)
U.S. Government and
 Agency Obligations .........   $    0     0.00%      $  0      0.00%    $ 1,000     5.94%
Mortgage-Backed
 Securities .................    2,077     7.12%       246      6.84%     23,549     7.29%
                                ------     ----       ----      ----     -------     ----
                                $2,077     7.12%      $246      6.84%    $24,549     7.24%
                                ======                ====               =======

     Mortgage-backed securities maturities are based on current prepayment speeds.

     Proceeds from the sales of securities available for sale during the year ended December 31, 2000 were $17 thousand. No available for sale securities were sold during 1999. Securities pledged to secure public funds on deposit and for other purposes required or permitted by law were $28.1 million at December 31, 2000 and $10.6 million at December 31, 1999.

Other Assets

     Accrued interest receivable increased $797 thousand as a result of growth in the loan and investment portfolios. Federal Reserve Bank (FRB) stock and Federal Home Loan Bank (FHLB) stock increased as the result of purchases of additional FHLB stock in compliance with the FRB and FHLB membership requirements. The Company's net investment in premises and equipment increased $825 thousand primarily as a result of the build out and opening of its Melbourne and Orlando, Florida branches and its operations center. The deferred tax asset increased $310 thousand because of timing differences in the Company's book income versus tax income and due to a reversal of $75 thousand of the reserve against the asset.

Deposits

     Deposits are the Company's primary source of funds. During 2000, the Company's deposits increased by $151.0 million, or 137.0%, to $261.3 million at December 31, 2000 from $110.3 million at December 31, 1999. During 2000, the Company's deposit portfolio shifted toward time deposits and money market accounts. This shift reflected the Company's efforts to attract deposits to satisfy loan demand. At December 31, 2000 and 1999, average demand deposits were $32.7 million and $23.8 million representing 19.8% and 27.7%, respectively, of average total deposits. Average money market deposits were $53.8 million and $26.1 million representing 32.6% and 30.3% of average total deposits in 2000 and 1999, respectively. Average time deposits were $63.9 million and $22.3 million, representing 38.7% and 25.9%, of average total deposits in 2000 and 1999, respectively. The Company's cost of deposits for 2000 was 4.24%, compared to 2.69% for the year ended December 31, 1999.

     The Company subscribes to a deposit listing service on the internet which allows it to post time deposit rates on an internet site which is available to other subscribers who use the site as an information source for investing in time deposits. The deposits raised through this program are primarily deposits of credit unions, savings banks and commercial banks at terms from ninety days to three years. The Company had $34.1 million in deposits raised through this program at December 31, 2000 compared to $10.0 million at December 31, 1999. The weighted average rate of the internet deposit portfolio at December 31, 2000 was 7.14% and the weighted average life was 6.3 months.

     The following table sets forth the average amounts of various types of deposits for each of the periods indicated:

                                                         December 31,
                                        ----------------------------------------------
                                                 2000                    1999
                                        ----------------------   ---------------------
                                                      Average                  Average
                                          Amount       Yield       Amount       Yield
                                        ----------   ---------   ----------   --------
                                                    (dollars in thousands)
Non-Interest Bearing Demand .........    $ 32,738       0.0%      $23,823        0.0%
Interest-Bearing Demand .............      12,544       0.7%       11,535        0.8%
Money Market Deposits ...............      53,811       5.0%       26,108        4.1%
Savings Deposits ....................       2,296       2.0%        2,299        1.8%
Time Deposits .......................      63,912       6.5%       22,308        5.0%
                                         --------                 -------
Total ...............................    $165,301                 $86,073
                                         ========                 =======

     The Company does not actively solicit short-term deposits of $100,000 or more because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of certificates of deposits of denominations of $100,000 or more as of December 31, 2000 (in thousands):

   Time deposits ($100,000 and over)
   Three months or less ...........................    $17,448
   Over three months through nine months ..........     21,518
   Over nine months through twelve months .........     24,104
   Over twelve months .............................      4,627
                                                       -------
     Total ........................................    $67,697
                                                       =======

Federal Funds Purchased and Securities Sold Under Agreement to Repurchase

     The Company had no federal funds purchased at December 31, 2000 while it had $571 thousand federal funds purchased at December 31, 1999. Growth in the deposit portfolio in excess of growth in the loan and investment portfolios during 2000 allowed the Company to pay down these overnight funds. The Company entered into a $9.0 million repurchase agreement during the fourth quarter of 1999. The funds received in the repurchase transaction were used toward the purchase of a $10.1 million, 20 year, FHLMC mortgage-backed security. The borrowings under the repurchase agreement mature as follows: $3.1 million in one year, $3.0 million in two years and $2.9 million in three years. The cost of the one year borrowing is 6.04%, the two year borrowing is at 6.25% and the three year borrowing is at 6.45%. At each maturity date management will evaluate whether to replace the borrowings or pay them off using Company funds. The $3.1 million borrowing that matured during 2000 was repaid out of funds raised in the deposit portfolio.

Other Borrowings

     The Company had $4 million dollars in Federal Home Loan Bank borrowings at December 31, 2000. Originally the Company borrowed $9.4 million which it used toward the purchase of a $10 million GNMA II mortgage-backed security. During 2000 the Company paid down $5.4 million of the borrowing using funds raised in the deposit portfolio. At December 31, 2000 the borrowing was a 60 day note maturing February 26, 2001. On February 26, 2001 management renewed the borrowing for 30 days. Management will evaluate whether to replace the borrowing, and if so, for what term at the maturity date.

Other Liabilities

     Accrued interest payable increased $383 thousand, or 179.0%, to $597 thousand as a result of an increased volume and rates paid on interest bearing liabilities including the repurchase agreement and Federal Home Loan Bank borrowing.

Stockholders' Equity

     Class A common stock decreased $6.1 million during 2000. The change is the result of shareholders exercising their right to convert the Class A common shares to Class B common shares. Class B common stock increased $14.4 million during 2000. The change is the result of the Class A shares converted and $8.3 million raised through a public offering of Class B common stock in late 2000. In January 1999, the Board of Directors declared a stock dividend paid to the Class A shareholders in Class B common stock. In December 1999 the Board of Directors declared a stock dividend payable to all Class A and Class B shareholders of record on December 31, 1999 payable in Class B common stock. No dividends were declared in 2000.

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

     One major objective of the Company when managing the rate sensitivity of its assets and liabilities is to stabilize net interest income. The management of and authority to assume interest rate risk is the responsibility of the Company's Asset/Liability Committee ("ALCO"), which is comprised of four Board members and the President of the Bank. The process to review interest rate risk management is a regular part of management of the Company. In addition, there is an annual process to review the interest rate risk policy with the Board of Directors which includes limits on the impact to earnings from shifts in interest rates.

     The Company employs computerized interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of interest rate changes on interest sensitive assets and liabilities in order to determine what impact these rates changes will have upon the net interest spread. The results under this model fall within Board prescribed guidelines.

     A simplistic method to monitor the interest sensitivity position is an asset/liability model called "gap analysis" which measures the difference in the volume of the Company's interest sensitive assets and liabilities that mature or reprice within given periods. A positive gap (asset sensitive) indicates that more assets reprice during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect.

     At December 31, 2000, the Company maintained a one year negative cumulative gap of $44.4 million or 14.7% of total assets.

                                                                  Interest Sensitivity Gap at December 31, 2000
                                                        ------------------------------------------------------------------
                                                           3 Months     3 Through     1 Through       Over
                                                           or Less      12 Months      3 Years       3 Years      Total
                                                        ------------- ------------- ------------- ------------ -----------
                                                                              (dollars in thousands)
Interest bearing due from banks .......................   $   1,035     $      --     $      --     $     --    $  1,035
Federal funds sold ....................................      21,189            --            --           --      21,189
Investment securities, at amortized cost(1) ...........       2,235         4,981        19,559       12,656      39,431
Loans .................................................     125,616        15,845        19,663       59,886     221,010
                                                          ---------     ---------     ---------     --------    --------
Total earning assets ..................................   $ 150,075     $  20,826     $  39,222     $ 72,542    $282,665
Interest bearing transaction deposits .................   $  17,079     $      --     $      --     $     --    $ 17,079
Interest bearing non-transaction deposits .............      71,907            --            --           --      71,907
Time deposits .........................................      32,580        86,712        11,894          118     131,304
Securities sold under agreement to repurchase .........          --         3,000         2,900           --       5,900
Other borrowings ......................................       4,000            --            --           --       4,000
                                                          ---------     ---------     ---------     --------    --------
Total interest bearing liabilities ....................   $ 125,566     $  89,712     $  14,794     $    118    $230,190
                                                          ---------     ---------     ---------     --------    --------
Interest sensitivity gap ..............................   $  24,509     $ (68,886)    $  24,428     $ 72,424    $ 52,475
                                                          =========     =========     =========     ========    ========
Cumulative gap ........................................   $  24,509     $ (44,377)    $ (19,949)    $ 52,475
                                                          =========     =========     =========     ========
Cumulative gap to total assets ........................         8.1%        -14.7%         -6.6%        17.4%

----------------
(1) Investment securities include Federal Reserve Bank stock and Federal Home Loan Bank stock, totalling $1.3 million.

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

     Through the Company's investment portfolio the Company has generally sought to obtain a safe yet slightly higher yield than would have been available to the Company as a net seller of overnight Federal funds while still maintaining liquidity. Through its investment portfolio, the Company also attempts to manage its maturity gap by seeking maturities of investments which reduce the repricing mismatch in the loan and deposit portfolios.

     As an additional source of liquidity the Company has a $4 million unsecured Federal funds overnight borrowing line of credit and a secured line of credit with a correspondent bank. The Company's unencumbered investment securities and selected mortgage loans are the collateral for the secured line of credit and serve to determine the total amount available under the line. During 2000 the Company drew the unsecured Federal funds line to $4 million several times and drew on the secured line up to $2.8 million when loan growth outpaced deposit growth.

     The Company entered into a $9.0 million repurchase agreement during October 1999. The funds received in the repurchase transaction were used toward the purchase of a $10.1 million, 20 year, FHLMC mortgage-backed security which is the security sold under the agreement. The borrowings under the repurchase agreement mature as follows: $3.1 million in one year, $3.0 million in two years and $2.9 million in three years. The cost of the one year borrowing is 6.04%, the two year borrowing is at 6.25% and the three year borrowing is at 6.45%. At each maturity date management will evaluate whether to replace the borrowings or pay them off using Company funds. The $3.1 million borrowing that matured during 2000 was repaid out of funds raised in the deposit portfolio.

     The Company had $4 million dollars in Federal Home Loan Bank borrowings at December 31, 2000. Originally the Company borrowed $9.4 million which it used toward the purchase of a $10 million GNMA II mortgage-backed security. During 2000 the Company paid down $5.4 million of the borrowing using funds raised in the deposit portfolio. At December 31, 2000 the borrowing was a 60 day note maturing February 26, 2001. Management will evaluate whether to replace the borrowing, and if so, for what term at the maturity date.

     Net cash provided by the Company's operating activities was $1.6 million in 2000 compared to $1.3 million in 1999 resulting from $354 thousand more in net income and increases in various balance sheet items attributable to the growth of the Company. The most significant components of operating activities in 2000 were a greater provision for loan losses attributable to growth in the loan portfolio, more interest receivable and interest payable due to growth in the balance sheet and higher market interest rates during the year, and increased other assets and other liabilities to accommodate the growth of the Company.

     Net cash used in investing activities was $132.9 million in 2000 compared to $72.6 million in 1999. The Company used $11.5 million for net investment securities and Federal Reserve Bank and Federal Home Loan Bank stock in 2000, while in 1999 it used cash of $17.9 million for its securities portfolio. Additionally, the Company used $120.4 million and $53.6 million for net loans and loan sales in 2000 and 1999, respectively.

     Net cash provided by the Company's financing activities was $159.7 million in 2000 compared to $59.1 million in 1999. The increase in 2000 was primarily due to a net increase in deposits and $8.3 million received for net proceeds on common stock sold. Net deposits provided an increase of $151.0 million in 2000 compared to $49.6 million in 1999. Additionally, in 2000 the Company used $3.1 million to buy back a portion of a security sold under repurchase agreement and received $4.0 million in Federal Home Loan Bank borrowings.

     As a state chartered commercial bank, the Bank is required to maintain a daily liquidity position equal to at least 15 percent of its total transaction accounts and eight percent of its total nontransaction accounts, less those deposits of public funds for which security has been pledged. As of December 31, 2000, the Bank had a liquidity ratio of 21 percent which was adequate to meet the statutory requirement. The primary source of the Bank's liquidity is cash and cash equivalents including federal funds sold--overnight loans to major commercial banks. At December 31, 2000, cash and cash equivalents totaled $33.4 million. Funds not required to meet loan and deposit demand were invested primarily in mortgage-backed, U.S. Government and Agency securities. The Bank considers these investments to be secondary sources of liquidity. The Bank's investment securities classified as available for sale had a carrying value of $13.6 million at December 31, 2000. The unrealized gain on the securities classified as available for sale at December 31, 2000 was $83 thousand.

Capital

     A significant measure of the strength of a financial institution is its capital base. The Company's federal regulators have classified and defined capital into the following components: (1) Tier I capital, which includes tangible shareholders' equity for common stock and qualifying preferred stock, and (2) Tier II capital, which includes a portion of the allowance for possible loan losses, certain qualifying long-term debt and preferred stock which does not qualify for Tier I capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines which require a financial institution to maintain certain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier I capital as a percentage of risk-adjusted assets of 4.0% and combined Tier I and Tier II capital as a percentage of risk-adjusted assets of 8.0%.

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

     Total stockholders' equity increased to $28.7 million at December 31, 2000 from $19.6 million at December 31, 1999. December 31, 2000 equity was affected by net income of $606 thousand, Class B common stock issued of $8.3 million and an increase of $228 thousand in net unrealized market value adjustments on available for sale securities.

     On November 7, 2000 the Company commenced a public stock offering in which it offered between 700,000 and 1,100,000 shares of Class B common stock to the public at $10.00 per share. At December 31, 2000 the Company had sold 845,641 shares and collected $8.5 million in the offering. The Company used $8.4 million to make additional investments in the Bank before December 31, 2000.

     At December 31, 2000, the Company exceeded all regulatory capital requirements as follows:

                               CAPITAL ADEQUACY

                                                                                                        To Be Well Capitalized
                                                                            For Capital                 Under Prompt Corrective
                                               Actual                    Adequacy Purposes                 Action Provisions
Admiralty Bancorp, Inc.                -----------------------    -----------------------------    ---------------------------------
                                         Amount        Ratio          Amount           Ratio           Amount              Ratio
                                       ----------   ----------    --------------   ------------    --------------      -------------
                                                                      (dollars in thousands)
Total Capital
 (to risk weighted assets) .........    $27,419        11.14%     $> or = 19,682   > or = 8.00%    $> or = 24,603      > or = 10.00%
Tier I Capital
 (to risk weighted assets) .........    $25,038        10.18%     $ > or = 9,841   > or = 4.00%    $> or = 14,762       > or = 6.00%
Tier I Capital
 (to average assets) ...............    $25,038         9.61%     $> or = 10,419   > or = 4.00%    $> or = 13,024       > or = 5.00%

     On March 11, 2000, the Company converted from a one bank holding company to a financial holding company under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "Modernization Act"). This status permits the Company to undertake financial activities which need not be closely related to banking, such as insurance brokerage activities. Under the Modernization Act, the Company's bank subsidiary must, among other requirements, remain "well capitalized" or the Company could be required to divest itself of its non-banking activities. Under Federal Reserve regulations the Company is required to notify the Federal Reserve if it fails to meet the "well capitalized" standard and adopt a plan of remediation. Due to the continued growth of the Bank, at September 30, 2000, the Bank did not meet the "well capitalized" requirement and provided the required notice to the Federal Reserve Bank. During the second half of 2000, the Company made additional investments, totaling $9.6 million, in its bank subsidiary to return it to a "well capitalized" status. At December 31, 2000 the Bank exceeded all regulatory capital requirements as demonstrated in the following table:

                               CAPITAL ADEQUACY

                                                                                                        To Be Well Capitalized
                                                                            For Capital                 Under Prompt Corrective
                                               Actual                    Adequacy Purposes                 Action Provisions
Admiralty Bancorp, Inc.                -----------------------    -----------------------------    ---------------------------------
                                         Amount        Ratio          Amount           Ratio           Amount              Ratio
                                       ----------   ----------    --------------   ------------    --------------      -------------
                                                                      (dollars in thousands)
Total Capital
 (to risk weighted assets) .........    $27,066        11.00%     $> or = 19,680   > or = 8.00%    $> or = 24,599      > or = 10.00%
Tier I Capital
 (to risk weighted assets) .........    $24,685        10.03%     $ > or = 9,840   > or = 4.00%    $> or = 14,760      > or =  6.00%
Tier I Capital
 (to average assets) ...............    $24,685         9.48%     $> or = 10,419   > or = 4.00%    $> or = 13,024      > or =  5.00%

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

Impact Of New Accounting Standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). The effective date of Statement 133 was delayed by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133." Statement 133 is now effective for all quarters of all fiscal years beginning after June 15, 2000, with an early adoption permitted. Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted Statement 133 on January 1, 2001, and adoption of the statement did not have a significant financial statement impact upon adoption.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Servicing of Financial Assets and Extinguishments of Liabilities," ("Statement 140") which replaces SFAS No. 125. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Because Statement 140 focuses on control after a transfer of financial assets, an entity is required to recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. All measurements and allocations should be based on fair value. Statement 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The implementation of this statement did not have a material effect on the Company's financial statements.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements required by this item are filed herewith.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information concerning directors and executive officers is included in the definitive Proxy Statement for the Company's 2001 Annual Meeting under the captions "ELECTION OF DIRECTORS" and information concerning compliance with
Section 16(a) of the Exchange Act is included under the caption "COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934," each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 27, 2001.

     The following table sets forth certain information about each executive officer of the Company who is not also a director.

Name, Age and Position                   Officer Since       Principal Occupation During Past Five Years
----------------------                   -------------       -------------------------------------------
William Burke, 41                            1998         Officer of the Bank since July 1998. Previously
Executive Vice President and                              Senior Vice President and Regional Senior
Chief Operating Officer of the Bank                       Lending Officer of 1st United Bank, Boca
                                                          Raton, Florida.

Dennis Gavin, 36                             1998         Officer of the Bank since July 1998. Previously
Executive Vice President and Senior                       Vice President of Commercial Lending for 1st
Lending Officer of the Bank                               United Bank, Boca Raton, Florida.

Lawrence Roselle, 43                         1999         Officer of the Bank since December 1999.
Area President of Brevard Region                          Previously Senior Vice President and County
of the Bank                                               Executive of 1st United Bank, Boca Raton,
                                                          Florida (acquired by Wachovia Bank) and
                                                          previously Senior Vice President and Office
                                                          Manager of Barnett Bank of Central Florida,
                                                          Orlando, Florida.

Kevin M. Sacket, 40                          1998         Officer of the Bank since August 1998.
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

ITEM 10. EXECUTIVE COMPENSATION

     Information concerning executive compensation is included in the definitive Proxy Statement for the Company's 2001 Annual Meeting under the captions "EXECUTIVE COMPENSATION AND ALL OTHER COMPENSATION" and "COMPENSATION OF DIRECTORS", which is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 27, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company's 2001 Annual Meeting under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 27, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's 2001 Annual Meeting under the caption "INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS", which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 27, 2001.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit
Number     Description of Exhibits
--------   -----------------------
  21       Subsidiaries of the registrant
  23       Consent of independent public accountants

     (b) Reports on Form 8-K

Date            Item
----            ----
October 19      5--announcing third quarter results
December 21     5--announcing acceptance of subscriptions in the offering

                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                         -----
INDEPENDENT AUDITORS' REPORT .........................................    F-2

CONSOLIDATED FINANCIAL STATEMENTS

  CONSOLIDATED BALANCE SHEETS ........................................    F-3

  CONSOLIDATED STATEMENTS OF OPERATIONS ..............................    F-4

  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY ..........    F-5

  CONSOLIDATED STATEMENTS OF CASH FLOWS ..............................    F-6

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .........................    F-7

                         Independent Auditors' Report

The Board of Directors and Shareholders
Admiralty Bancorp, Inc.:

     We have audited the accompanying consolidated balance sheets of Admiralty Bancorp, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Admiralty Bancorp, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

West Palm Beach, Florida
January 9, 2001

                    Admiralty Bancorp, Inc. and Subsidiary

                          CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,
                                                                                  --------------------------
                                                                                      2000           1999
                                                                                  ------------   -----------
                                                                                    (dollars in thousands)
                                     ASSETS
Cash and cash equivalents
 Cash and due from banks ......................................................     $ 11,221      $  5,115
 Interest bearing due from banks ..............................................        1,035            21
 Federal funds sold ...........................................................       21,189            --
                                                                                    --------      --------
    Total cash and cash equivalents ...........................................       33,445         5,136
Investment securities available for sale, at fair market value ................       13,628         8,885
Investment securities held to maturity, at cost (fair market value of $24.8
  million and $17.7 million at December 31, 2000 and 1999, respectively) ......       24,549        18,025
Loans, net ....................................................................      218,629        99,840
Accrued interest receivable ...................................................        1,439           642
Federal Reserve Bank and FHLB stock, at cost ..................................        1,337           772
Premises and equipment, net ...................................................        2,666         1,841
Deferred tax asset, net .......................................................          774           464
Goodwill (net of accumulated depreciation of $454 thousand and $301 thousand
  at December 31, 2000 and 1999, respectively) ................................        3,387         3,540
Other assets ..................................................................        1,507           817
                                                                                    --------      --------
    Total assets ..............................................................     $301,361      $139,962
                                                                                    ========      ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Deposits .....................................................................     $261,315      $110,273
 Federal funds purchased ......................................................           --           571
 Securities sold under agreement to repurchase ................................        5,900         9,000
 Advances from FHLB ...........................................................        4,000            --
 Accrued interest payable .....................................................          597           214
 Other liabilities ............................................................          831           330
                                                                                    --------      --------
    Total liabilities .........................................................      272,643       120,388
                                                                                    --------      --------
Shareholders' equity
 Preferred stock, no par value, 2,000,000 shares authorized, no shares issued
   or outstanding .............................................................           --            --
 Common stock, Class A, no par value, 1,000,000 shares authorized, 117,500 and 844,254 shares issued and outstanding at December 31, 2000 and 1999,
   respectively. Class A shares are convertible to Class B common stock .......          990         7,114
 Common stock, Class B, no par value, 7,500,000 shares authorized,
   3,555,431 and 1,889,205 shares issued and outstanding at December 31,
   2000 and 1999 respectively .................................................       30,507        16,073
 Accumulated deficit ..........................................................       (2,831)       (3,437)
 Accumulated other comprehensive income (loss), net ...........................           52          (176)
                                                                                    --------      --------
    Total shareholders' equity ................................................       28,718        19,574
                                                                                    --------      --------
    Total liabilities and shareholders' equity ................................     $301,361      $139,962
                                                                                    ========      ========

         See accompanying notes to consolidated financial statements.

                    Admiralty Bancorp, Inc. and Subsidiary

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Year Ended       Year Ended
                                                                 December 31,     December 31,
                                                                     2000             1999
                                                                --------------   -------------
                                                                (in thousands, except per-share
                                                                            data)
Interest and dividend income
 Loans ......................................................     $   13,645      $    6,479
 Mortgage-backed securities .................................          1,972             538
 Other debt securities ......................................            447             408
 Federal funds sold .........................................            618             456
 Dividends from Federal Reserve Bank and FHLB stock .........             85              48
 Other ......................................................             13               1
                                                                  ----------      ----------
    Total interest and dividend income ......................         16,780           7,930
                                                                  ----------      ----------
Interest expense
 Deposits ...................................................          7,007           2,318
 Federal funds purchased ....................................             23              17
 Securities sold under repurchase agreement .................            528             113
 Advances from FHLB .........................................            407              --
                                                                  ----------      ----------
    Total interest expense ..................................          7,965           2,448
                                                                  ----------      ----------
    Net interest and dividend income ........................          8,815           5,482
Provision for loan losses ...................................          1,442             525
                                                                  ----------      ----------
    Net interest and dividend income after provision
       for loan losses ......................................          7,373           4,957
                                                                  ----------      ----------
Non-interest income
 Service charges and fees ...................................            950             925
 Insurance commissions ......................................             16              --
 Net gain on sale of securities .............................             17              --
 Gain on sale of loans ......................................             32             100
 Gain on sale of other real estate ..........................             25               4
 Other income ...............................................              4              46
                                                                  ----------      ----------
    Total non-interest income ...............................          1,044           1,075
                                                                  ----------      ----------
Non-interest expense
 Salaries and employee benefits .............................          3,623           2,271
 Occupancy ..................................................          1,064             820
 Furniture and equipment ....................................            455             355
 Amortization of goodwill ...................................            153             154
 Other expense ..............................................          2,153           1,796
                                                                  ----------      ----------
    Total non-interest expense ..............................          7,448           5,396
                                                                  ----------      ----------
    Income before income tax expense ........................            969             636
Income tax expense ..........................................            363             384
                                                                  ----------      ----------
    Net income ..............................................            606             252
                                                                  ==========      ==========
Per share data
 Net income per share--basic and diluted ....................     $     0.21      $     0.09
                                                                  ==========      ==========
 Weighted average shares outstanding--basic .................      2,895,703       2,848,214
                                                                  ==========      ==========
 Weighted average shares outstanding--diluted ...............      2,896,750       2,848,214
                                                                  ==========      ==========

          See accompanying notes to consolidated financial statements.

                    Admiralty Bancorp, Inc. and Subsidiary

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                       Common Stock
                                      -----------------------------------------------
                                              Class A                 Class B
                                      ------------------------ ----------------------
                                         Number         $         Number        $
                                      ------------ ----------- ----------- ----------
                                                  (dollars in thousands)
Balance, December 31, 1998 ..........    888,881    $   7,490   1,492,759   $12,884
Class A shares converted to
 Class B shares .....................    (44,627)        (376)     44,627       376
Stock Dividends .....................         --           --     351,819     2,813
Net income for year ended
 December 31, 1999 ..................         --           --          --        --
Other comprehensive income:
 Change in net unrealized loss on
  securities held available for
  sale, net of taxes of $108 ........         --           --          --        --
                                         -------    ---------   ---------   -------
Comprehensive income ................
Balance at December 31, 1999 ........    844,254    $   7,114   1,889,205   $16,073
Class A shares converted to
 Class B shares .....................   (726,754)      (6,124)    820,585     6,124
Stock issued, net of $147
 offering costs .....................         --           --     845,641     8,310
Net income for year ended
 December 31, 2000 ..................         --           --          --        --
Other comprehensive income:
 Change in net unrealized loss on
  securities held available for
  sale, net of taxes of $136 ........         --           --          --        --
                                        --------    ---------   ---------   -------
Comprehensive income ................
Balance at December 31, 2000 ........    117,500    $     990   3,555,431   $30,507
                                        ========    =========   =========   =======

                                         Retained     Accumulated
                                        Earnings/        Other           Total
                                       Accumulated   Comprehensive   Shareholders'   Comprehensive
                                        (Deficit)    Income/(Loss)       Equity         Income
                                      ------------- --------------- --------------- --------------
                                                         (dollars in thousands)
Balance, December 31, 1998 ..........   $   (876)       $    4          $19,502
Class A shares converted to
 Class B shares .....................         --            --               --
Stock Dividends .....................     (2,813)           --               --
Net income for year ended
 December 31, 1999 ..................        252            --              252            252
Other comprehensive income:
 Change in net unrealized loss on
  securities held available for
  sale, net of taxes of $108 ........         --          (180)            (180)          (180)
                                        --------        ------          -------        -------
Comprehensive income ................                                                  $    72
                                                                                       =======
Balance at December 31, 1999 ........   $ (3,437)       $ (176)         $19,574
Class A shares converted to
 Class B shares .....................         --            --                0
Stock issued, net of $147
 offering costs .....................                       --            8,310
Net income for year ended
 December 31, 2000 ..................        606            --              606            606
Other comprehensive income:
 Change in net unrealized loss on
  securities held available for
  sale, net of taxes of $136 ........         --           228              228            228
                                        --------        ------          -------        -------
Comprehensive income ................                                                  $   834
                                                                                       =======
Balance at December 31, 2000 ........   $ (2,831)       $   52          $28,718
                                        ========        ======          =======

           See accompanying notes to consolidate financial statements.

                    Admiralty Bancorp, Inc. and Subsidiary

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Year Ended         Year Ended
                                                                                       December 31, 2000   December 31, 1999
                                                                                      ------------------- ------------------
                                                                                              (dollars in thousands)
Operating activities
 Net income .........................................................................     $      606          $     252
 Adjustments to reconcile net income to net cash provided by operating activities
  Provision for loan losses .........................................................          1,442                525
  Depreciation and amortization .....................................................            636                512
  Amortization, net of accretion, of investment securities ..........................             13                 21
  Deferred income tax provision .....................................................           (446)                80
  Gain on sales of securities .......................................................            (17)                --
  Gain on sales of loans ............................................................            (32)              (100)
  Loss (gain) on sales of premises and equipment ....................................              2                (21)
  Gain on sales of other real estate owned ..........................................            (26)                (4)
  Change in accrued interest receivable .............................................           (797)              (376)
  Change in accrued interest payable ................................................            383                156
  Change in other assets ............................................................           (697)               200
  Change in other liabilities .......................................................            501                 62
                                                                                          ----------          ---------
    Net cash provided by operating activities .......................................          1,568              1,307
                                                                                          ----------          ---------
Investing activities
 Proceeds from maturities of investment securities available for sale ...............          1,619              2,698
 Proceeds from maturities of investment securities held to maturity .................          1,977                309
 Proceeds from sales of investment securities available for sale ....................             17                 --
 Purchases of investment securities available for sale ..............................         (5,998)            (2,499)
 Purchases of investment securities held to maturity ................................         (8,514)           (18,336)
 Purchase of Federal Reserve Bank & FHLB stock ......................................           (565)               (89)
 Net loan originations and principal collections on loans ...........................       (122,069)           (55,277)
 Proceeds from loan sales ...........................................................          1,716              1,716
 Proceeds from sale of premises and equipment .......................................              2                 24
 Proceeds from sales of other real estate owned .....................................            187                 12
 Purchase of premises and equipment, net ............................................         (1,312)            (1,091)
 Payment for purchase of Company, net of cash acquired ..............................             --                (60)
                                                                                          ----------          ---------
    Net cash used in investing activities ...........................................       (132,940)           (72,593)
                                                                                          ----------          ---------
Financing activities
 Net change in deposits .............................................................        151,042             49,555
 Net change in federal funds purchased ..............................................           (571)               571
 Net change in securities sold under agreement to repurchase ........................         (3,100)             9,000
 Net change in FHLB advances ........................................................          4,000                 --
 Proceeds from issuance of common stock--net of costs of $147 .......................          8,310                 --
                                                                                          ----------          ---------
    Net cash provided by financing activities .......................................        159,681             59,126
                                                                                          ----------          ---------
Net (decrease) increase in cash and cash equivalents ................................         28,309            (12,160)
Cash and cash equivalents, beginning of period ......................................          5,136             17,296
                                                                                          ----------          ---------
Cash and cash equivalents, end of period ............................................     $   33,445          $   5,136
                                                                                          ==========          =========
Supplemental disclosures:
 Cash paid for:
  Interest ..........................................................................     $    7,573          $   2,292
  Taxes .............................................................................            755                115
 Noncash investing and financing activities:
  Change in unrealized gain (loss) on available for sale securities .................     $      364          $    (288)
  Change in deferred taxes related to available for sale securities .................           (136)               108
  Transfer of loans to other real estate ............................................            154                108

          See accompanying notes to consolidated financial statements.

                    Admiralty Bancorp, Inc. and subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 2000 and 1999

NOTE 1--ORGANIZATION

 Nature of Business

     Admiralty Bancorp, Inc. is a financial holding company incorporated in the state of Delaware. The consolidated financial statements include the accounts of Admiralty Bancorp, Inc. ("Admiralty"), and its wholly owned subsidiary, Admiralty Bank ("the Bank"), collectively referred to as "the Company". The Bank is a state-chartered independent community bank with its main office in Palm Beach Gardens, Florida, and branches in Boca Raton, Juno Beach, Jupiter, Melbourne, and Orlando, Florida.

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

     The Company has formed Admiralty Insurance Services, LLC ("AIS") as a joint venture with USI Florida ("USI") to offer a wide range of insurance products, primarily to customers of the Bank. USI and the Company are each 50 percent owners of AIS. USI and AIS share equally in commissions on policies sold, and the Company is entitled to 50 percent of the net income of AIS. Under the agreement, USI absorbs all costs incurred by AIS for operating expenses.

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

     The accounting policies of the Company conform with generally accepted accounting principles in the United States of America and predominant practices within the banking industry. All significant intercompany balances and transactions have been eliminated in consolidation.

                    Admiralty Bancorp, Inc. and subsidiary

                          December 31, 2000 and 1999

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

 Use of Estimates

     The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

     As of December 31, 2000, substantially all of the Company's real estate loans are secured by real estate in Palm Beach, Brevard, Broward, Orange, Osceola and Seminole counties. Accordingly, the ultimate collectibility of a substantial portion of the Company's real estate loan portfolio is susceptible to changes in market conditions in the above counties. Management believes that the allowances for losses on loans is adequate. While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in economic conditions, particularly in the above counties. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

                    Admiralty Bancorp, Inc. and subsidiary

                          December 31, 2000 and 1999

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

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

     The Company follows a consistent procedural discipline and accounts for loan loss contingencies in accordance with SFAS No. 5, "Accounting for Contingencies", and SFAS No. 114 "Accounting for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." The following is a description of how each portion of the allowance for loan losses is determined:

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

                    Admiralty Bancorp, Inc. and subsidiary

                          December 31, 2000 and 1999

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

     Interest income is accrued as earned on a simple interest basis. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. When a loan is placed on such non-accrual status, all accumulated accrued interest receivable is reversed out of current period income. Until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of such payments as interest at which time the loan is returned to accruing status. Loans 90 days or more past due and still accruing interest must have both principal and accruing interest adequately secured and must be in the process of collection.

 Premises And Equipment

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

     Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other non-interest expense.

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

 Goodwill

     Goodwill, representing the excess of the purchase price over the fair value of the net assets acquired from White Eagle Financial Group in January 1998, is being amortized on a straight-line

                    Admiralty Bancorp, Inc. and subsidiary

                          December 31, 2000 and 1999

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

basis over its estimated useful life of 25 years. The Company, at each balance sheet date, evaluates the recovery of the carrying amount of goodwill by determining if any impairment indicators are present. These indicators include duplication of resources resulting from acquisitions, income derived from businesses acquired and other factors. If this review indicates that goodwill will not be recoverable, as principally determined based on the estimated undiscounted cash flows of the acquired entity over the remaining amortization period, the Company's carrying value of the goodwill is reduced by the estimated shortfall of discounted future cash flows.

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

 Long-Lived and Intangible Assets

     The Bank accounts for long-lived and intangible assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. The Statement requires that long-lived and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

 Restrictions On Cash And Due From Banks

     The Bank is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank in a non-interest bearing account. The reserve balances required to be maintained in cash on hand and/or in balances at the Federal Reserve Bank were $1,923 thousand and $918 thousand at December 31, 2000 and 1999, respectively.

 Statement Of Cash Flows

     Cash and cash equivalents are defined as cash on hand, cash items in the process of collection, amounts due from banks and federal funds sold with an original maturity of three months or less.

 Management Stock Option Plan

     SFAS No. 123, "Accounting for Stock-Based Compensation," encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation

                    Admiralty Bancorp, Inc. and subsidiary

                          December 31, 2000 and 1999

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB Opinion) No. 25, "Accounting for Stock Issued to Employees", whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's management stock option plan have no intrinsic value at the grant date, and under APB Opinion No. 25 no compensation is recognized for them. The Company has elected to continue with the accounting methodology in APB Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

 Retirement Plan

     The Company has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue Code for all eligible employees. An eligible employee may elect to contribute to the 401(k) plan in the form of deferrals of between 1% and 15% of the total base compensation that would otherwise be payable to the employee. Employee contributions are fully vested and non-forfeitable at all times. The 401(k) plan permits contributions by the Company. In 1999 and 2000 the Company matched 50% of the employees' contributions up to 6% of the participant's base salary. The Company accrues costs as incurred. Expenses accrued toward contributions to this plan amounted to $55 thousand and $34 thousand for the years ended December 31, 2000 and 1999, respectively.

 Earnings Per Common Share

     The Company computes basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing the net income to common shareholders for the year by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing the net income available to common shareholders for the year by the weighted-average number of common stock and potential common stock outstanding during the year, to the extent that such potential common stock is dilutive. Potential common stock consists of the shares issuable pursuant to the exercise of stock options.

     Prior to January 1, 1999, the capital structure of the Company provided for the dividend rights of Class A common shareholders to be different than the dividend rights of the Class B common shareholders. Effective January 1, 1999, the Company adopted a new dividend policy whereby the Class A and Class B common shareholders will be treated equally in the amount and terms of dividends declared and the form of payment of dividends. On January 22, 1999 the Board of Directors declared a 4.4% dividend paid to Class A shareholders in shares of the Company's Class B common stock. This dividend was specifically excepted from the January 1, 1999 dividend policy. Due to the different dividend rights of the two classes of stock and the preferential nature of this dividend, the issuance of the Class B share dividend has been reflected in earnings per share from the date of issuance.

     On December 17, 1999 the Board of Directors declared an annual dividend of $1.00 per Class A share, payable in Class B common stock to all shareholders of record of Class A common stock as of

                    Admiralty Bancorp, Inc. and subsidiary

                          December 31, 2000 and 1999

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

December 31, 1999. In order to treat the holders of Class B common stock similarly as the holders of the Class A common stock, the Board of Directors declared a 12.91% stock dividend on the Company's Class B common stock to be paid to the holders of the Class B common stock as of December 31, 1999. For purposes of the earnings (loss) per share, the issuance of this Class B stock dividend has been effected as of January 1, 1999. The basic and diluted weighted average number of shares outstanding and net earnings per share information for 1999 has been restated to reflect the effects of this stock dividend.

     The basic and diluted weighted average number of shares outstanding and net earnings per share information for 1999 have been restated to reflect a 1:1.1291 conversion ratio for discretionary conversions of Class A shares to Class B shares, reflecting the change in the Class A conversion ratio caused by the 1999 stock dividend on the Class B shares. During 2000 and 1999, 726,754 and 44,627 Class A shares were converted to 820,585 and 44,627 shares of Class B common stock, respectively. As of December 31, 2000, 117,500 shares of Class A Common stock remain outstanding.

     The following table presents the computation of basic and diluted earnings per share:

                                                                          Year Ended       Year Ended
                                                                         December 31,     December 31,
                                                                             2000             1999
                                                                        --------------   -------------
                                                                         (in thousands, except shares
                                                                          and per share information)
   Net Income .......................................................     $      606      $      252
                                                                          ==========      ==========
   Weighted average number of shares of common stock ................      2,895,703       2,848,214
   Additional dilutive shares related to stock options ..............          1,047              --
                                                                          ----------      ----------
   Total weighted average common shares and equivalents
    outstanding for dilutive earnings per share computation .........      2,896,750       2,848,214
                                                                          ==========      ==========
   Basic earnings per share .........................................     $     0.21      $     0.09
   Diluted earnings per share .......................................     $     0.21      $     0.09

 Advertising Costs

     The Bank expenses advertising costs as incurred. Advertising costs were $53 thousand and $34 thousand in 2000 and 1999 respectively.

 Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                    Admiralty Bancorp, Inc. and subsidiary

                          December 31, 2000 and 1999

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

 Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). The effective date of Statement 133 was delayed by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133." Statement 133 is now effective for all quarters of all fiscal years beginning after June 15, 2000, with an early adoption permitted. Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted Statement 133 on January 1, 2001, and adoption of the statement did not have a significant financial statement impact upon adoption.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Servicing of Financial Assets and Extinguishments of Liabilities," ("Statement 140") which replaces SFAS No. 125. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Because Statement 140 focuses on control after a transfer of financial assets, an entity is required to recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. All measurements and allocations should be based on fair value. Statement 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The implementation of this statement did not have a material effect on the Company's financial statements.

NOTE 3--INVESTMENT SECURITIES

     The amortized cost and fair value of investment securities as of December 31, 2000 are as follows:

                                                   Amortized     Gross Unrealized     Gross Unrealized
                                                      Cost             Gains               Losses         Fair Value
December 31, 2000                                 -----------   ------------------   -----------------   -----------
                                                                            (in thousands)
AVAILABLE FOR SALE:
U.S. Government and Agency securities .........     $ 7,500            $  7               $  (30)          $ 7,477
Mortgage-backed securities ....................       6,031             106                    0             6,137
Other securities ..............................          14               0                    0                14
                                                    -------            ----               ------           -------
SUB-TOTAL .....................................     $13,545            $113               $  (30)          $13,628
                                                    =======            ====               ======           =======

                                                   Amortized     Gross Unrealized     Gross Unrealized
                                                      Cost             Gains               Losses         Fair Value
December 31, 2000                                 -----------   ------------------   -----------------   -----------
                                                                            (in thousands)
HELD TO MATURITY:
U.S. Government and Agency securities .........     $ 1,000            $  5               $   (1)          $ 1,004
Mortgage-backed securities ....................      23,549             228                   (0)           23,777
                                                    -------            ----               ------           -------
SUB-TOTAL .....................................      24,549             233                   (1)          $24,781
                                                    -------            ----               ------           -------
TOTAL SECURITIES ..............................     $38,094            $346               $  (31)          $38,409
                                                    =======            ====               ======           =======

                    Admiralty Bancorp, Inc. and subsidiary

                          December 31, 2000 and 1999

NOTE 3--INVESTMENT SECURITIES--(Continued)

     The amortized cost and fair value of investment securities as of December 31, 1999 are as follows:

                                                   Amortized     Gross Unrealized     Gross Unrealized
                                                      Cost             Gains               Losses         Fair Value
December 31, 1999                                 -----------   ------------------   -----------------   -----------
                                                                            (in thousands)
AVAILABLE FOR SALE:
U.S. Government and Agency securities .........     $ 6,997            $  0               $ (218)          $ 6,779
Mortgage-backed securities ....................       2,155               0                  (63)            2,092
Other securities ..............................          14               0                    0                14
                                                    -------            ----               ------           -------
SUB-TOTAL .....................................     $ 9,166            $  0               $ (281)          $ 8,885
                                                    =======            ====               ======           =======

                                                   Amortized     Gross Unrealized     Gross Unrealized
                                                      Cost             Gains               Losses         Fair Value
December 31, 1999                                 -----------   ------------------   -----------------   -----------
                                                                            (in thousands)
HELD TO MATURITY:
U.S. Government and Agency securities .........     $ 1,000            $  0               $  (28)          $   972
Mortgage-backed securities ....................      17,025               0                 (276)           16,749
                                                    -------            ----               ------           -------
SUB-TOTAL .....................................     $18,025            $  0               $ (304)          $17,721
                                                    =======            ====               ======           =======
TOTAL .........................................     $27,191            $  0               $ (585)          $26,606
                                                    =======            ====               ======           =======

     The carrying value of securities pledged to secure deposits and for other purposes required or permitted by law amounted to approximately $28.1 million and $10.6 million at December 31, 2000 and 1999, respectively.

     The amortized cost and estimated fair value of the Company's investment and mortgaged backed securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  December 31, 2000
                                               ------------------------
                                                  Available for Sale
                                               ------------------------
                                                Amortized       Fair
                                                   Cost         Value
                                               -----------   ----------
                                                    (in thousands)
   Due in one year or less .................     $   500      $   500
   Due from one year to five years .........       7,000        6,977
   Mortgage-backed securities ..............       6,031        6,137
   Other securities ........................          14           14
                                                 -------      -------
                                                 $13,545      $13,628
                                                 =======      =======

                                                  Held to Maturity
                                               -----------------------
                                                Amortized       Fair
                                                   Cost        Value
                                               -----------   ---------
                                                   (in thousands)
   Due from one year to five years .........     $ 1,000      $ 1,004
   Mortgage-backed securities ..............      23,549       23,777
                                                 -------      -------
                                                 $24,549      $24,781
                                                 =======      =======

                    Admiralty Bancorp, Inc. and subsidiary

                          December 31, 2000 and 1999

NOTE 3--INVESTMENT SECURITIES--(Continued)

     Proceeds from the sales of securities classified as available for sale were $17 thousand in 2000 while no securities were sold during 1999. The Company realized $17 thousand on securities gains in 2000 and no such gains in 1999.

NOTE 4--LOANS

     The following schedule presents the components of loans by type, as of December 31, 2000 and 1999:

                                                                       December 31,
                                                      ----------------------------------------------
                                                               2000                    1999
                                                      ----------------------   ---------------------
                                                        Amount      Percent      Amount      Percent
                                                      ----------   ---------   ----------   --------
                                                            (in thousands, except percentages)
   Commercial and Industrial ......................    $ 43,006        19%      $ 20,380        20%
   Real Estate Non-Residential Properties .........     147,996        67%        61,416        60%
   Residential Properties .........................      19,399         9%        10,824        11%
   Construction ...................................       7,869         3%         7,148         7%
   Consumer .......................................       3,424         2%         1,534         2%
                                                       --------       ---       --------       ---
   Gross loans ....................................    $221,694       100%      $101,302       100%
                                                                      ===                      ===
   less: net deferred fees ........................         684                      445
                                                       --------                 --------
   Total loans ....................................     221,010                  100,857
   less: allowance for loan losses ................       2,381                    1,017
                                                       --------                 --------
   Net loans ......................................    $218,629                 $ 99,840
                                                       ========                 ========

     Changes in the allowance for loan losses are as follows:

                                          Years Ended December 31,
                                          ------------------------
                                               2000        1999
                                          -----------   ----------
                                            (dollars in thousands)
   Balance at beginning of year .........    $1,017      $  602
   Provision for loan losses ............     1,442         525
   Charge-offs ..........................       (87)       (178)
   Recoveries ...........................         9          68
                                             ------      ------
   Ending Balance .......................    $2,381      $1,017
                                             ======      ======

     Loans with unpaid principal balances of $402 thousand and $195 thousand were 90 days or more contractually delinquent or on nonaccrual status at December 31, 2000 and 1999, respectively.

     The balance of impaired loans was $402 thousand and $154 thousand at December 31, 2000 and 1999 respectively. The Bank has identified a loan as impaired when it is probable that principal and interest will not be collected according to the contractual terms of the loan agreement. The allowance for loan loss associated with impaired loans was $98 thousand and $37 thousand at December 31, 2000 and 1999, respectively. The average recorded investment in impaired loans was approximately $201 thousand and $37 thousand for the years ended December 31, 2000 and 1999, respectively. The

                    Admiralty Bancorp, Inc. and subsidiary

                          December 31, 2000 and 1999

NOTE 4--LOANS--(Continued)

Company recognized $4 thousand in income on impaired loans in 2000 and no income was recognized on impaired loans in 1999. Four thousand dollars cash was collected on impaired loans during 2000 and no cash was collected on impaired loans in 1999. Interest which would have been accrued on impaired loans for the years ended December 31, 2000 and 1999, was approximately $11 thousand and $8 thousand, respectively.

     A loan having a carrying value of $154 thousand was transferred to foreclosed real estate in 2000 and a loan having a carrying value of $108 thousand was transferred to foreclosed real estate in 1999.

NOTE 5--PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows:

                                                                                December 31,
                                                            Estimated     -------------------------
                                                          Useful Lives        2000          1999
                                                         --------------   -----------   -----------
                                                                               (in thousands)
   Furniture and equipment ...........................   3 - 7  Years      $  2,995      $  2,143
   Leasehold improvements ............................   5 - 15 Years         1,609         1,238
                                                                           --------      --------
                                                                           $  4,604      $  3,381
   Accumulated depreciation and amortization .........                       (1,938)       (1,540)
                                                                           --------      --------
                                                                           $  2,666      $  1,841
                                                                           ========      ========

NOTE 6--DEPOSITS

     Deposits are summarized as follows:

                                                     December 31,
                                               ------------------------
                                                  2000          1999
                                               ----------   -----------
                                                    (in thousands)
   Non-interest bearing demand .............    $ 41,025     $ 29,235
   Savings, NOW and money market ...........      88,986       46,884
   Time deposits, under $100,000 ...........      63,607       20,187
   Time deposits, $100,000 and over.........      67,697       13,967
                                                --------     --------
                                                $261,315     $110,273
                                                ========     ========

     At December 31, 2000, the scheduled maturities of time deposits are as follows:

                      (in thousands)
                     ---------------
   2001 ..........       $119,292
   2002 ..........         10,987
   2003 ..........            907
   2004 ..........             27
   2005 ..........             91
                         --------
                         $131,304
                         ========

                    Admiralty Bancorp, Inc. and subsidiary

                          December 31, 2000 and 1999

NOTE 7--OTHER BORROWED FUNDS

     The Company has a $4 million unsecured Federal funds overnight borrowing line of credit and a secured line of credit with a correspondent bank. At December 31, 2000 no funds were drawn against this line. The Company's unencumbered investment securities are the collateral for the secured line of credit and serve to determine the total amount available under the line.

     The Company entered into a $9.0 million repurchase agreement during October 1999. The funds received in the repurchase transaction were used toward the purchase of a $10.1 million, 20 year, FHLMC mortgage-backed security which is the security sold under the agreement. The borrowings under the repurchase agreement mature $3.1 million in one year, $3.0 million in two years and $2.9 million in three years. The cost of the one year borrowing is 6.04%, the two year borrowing is 6.25% and the three year borrowing is 6.45%. The $3.1 million borrowing that matured during 2000 was repaid out of funds raised in the deposit portfolio. At each maturity date, management will evaluate whether to replace the borrowings or pay them off using Company funds.

     Information concerning securities sold under agreements to repurchase during the years ended December 31, 2000 and 1999 is summarized as follows:

                                                                           2000          1999
                                                                       -----------   -----------
                                                                        (dollars in thousands)
   Average balance during the year .................................     $ 8,415       $ 1,819
   Weighted average interest rate during the year ..................        6.27%         6.24%
   Maximum month end balance during the year .......................     $ 9,000       $ 9,000

   Mortgage-backed securities underlying the agreements at year end:
   Carrying value ..................................................     $ 7,130       $10,056
   Estimated fair value ............................................     $ 7,155       $ 9,890

     Securities underlying the agreement were held by the counter party.

     The Company borrowed $9.4 million from the Federal Home Loan Bank of Atlanta (FHLB) during February 2000. The funds received in the transaction were used toward the purchase of a $10.0 million, 30 year, GNMA mortgage-backed security which is pledged to secure the borrowing. The borrowing originally matured 90 days after the initial transaction. At each maturity date, management will evaluate whether to replace the borrowings or pay them off using Company funds.

     Information concerning the FHLB borrowing during the year ended December 31, 2000 is summarized as follows:

                                                                                 2000
                                                                       -----------------------
                                                                        (dollars in thousands)
   Average balance during the year .................................           $ 6,118
   Weighted average interest rate during the year ..................              6.59%
   Maximum month end balance during the year .......................           $ 9,400

   Mortgage-backed securities underlying the agreements at year end:
   Carrying value ..................................................           $ 9,281
   Estimated fair value ............................................           $ 9,384

                    Admiralty Bancorp, Inc. and subsidiary

                          December 31, 2000 and 1999

NOTE 8--INCOME TAXES

     Income tax expense is comprised of the following:

                                      Years Ended December 31,
                                      ------------------------
                                          2000          1999
                                      ------------   ---------
                                           (in thousands)
   Current
    Federal .........................     $  691      $273
    State ...........................        118        31
                                          ------      ----
                                             809       304
                                          ------      ----
   Deferred
    Federal .........................     $ (381)     $ 72
    State ...........................        (65)        8
                                          ------      ----
                                            (446)       80
                                          ------      ----
   Total income tax expense .........     $  363      $384
                                          ======      ====

     The income tax provision reconciled to the tax computed at the statutory federal rate was as follows:

                                                       Years Ended December 31,
                                                       ------------------------
                                                          2000          1999
                                                       -----------   ----------
                                                            (in thousands)
   Tax at statutory rate of 34% .......................    $ 329      $216
   State taxes, net of federal tax benefit ............       42        19
   Non-deductible goodwill ............................       52        52
   Other non-deductible items .........................       14        13
   Increase (decrease) in valuation allowance .........      (75)       90
   Other ..............................................        1        (6)
                                                           -----      -----
   Total provision ....................................    $ 363      $384
                                                           =====      ====

                    Admiralty Bancorp, Inc. and subsidiary

                          December 31, 2000 and 1999

NOTE 8--INCOME TAXES--(Continued)

     The net deferred tax asset consisted of the following:

                                                                            Years Ended December 31,
                                                                            ------------------------
                                                                               2000         1999
                                                                            ----------   -----------
                                                                                (in thousands)
   Deferred tax assets (liabilities)
    Net operating loss carryforward ......................................    $  353      $  398
    Premises and equipment ...............................................        77          68
    Sale of SBA loans ....................................................       (92)        (86)
    Allowance for loan losses ............................................       678         185
    Unrealized loss (gain) on securities Available for sale ..............       (31)        105
    Loan origination costs ...............................................       (80)         --
                                                                              ------      ------
    Total deferred tax asset .............................................       905         670
   Valuation allowance ...................................................      (131)       (206)
                                                                              ------      ------
    Net deferred tax asset ...............................................       774         464
   Less: asset at beginning of year ......................................      (464)       (436)
   Change in unrealized (loss) gain on securities available for sale .....       136        (108)
                                                                              ------      ------
   Provision for deferred income taxes ...................................    $  446      $  (80)
                                                                              ======      ======

     The valuation allowance for deferred tax assets as of December 31, 2000 and 1999 was $131 thousand and $206 thousand, respectively. The net change in the total valuation allowance for the years ended December 31, 2000 and 1999 was a decrease of $75 thousand and an increase of $90 thousand, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

     At December 31, 2000, the Company had unused net operating loss carryforwards of approximately $937 thousand for Federal and Florida income tax purposes expiring in various amounts from 2006 through 2008. The loss carryforward reflects the maximum benefit that could be obtained from the net operating losses due to limitations under Internal Revenue Code Section 382.

NOTE 9--STOCKHOLDERS' EQUITY

     The total authorized capital stock of Admiralty consists of 8,500,000 shares of common stock and 2,000,000 shares of preferred stock.

     Admiralty established Class A Common Stock which possess all such rights and privileges as are afforded to capital stock by law and shall also possess the following rights, privileges and limitations:

     Dividends

   The holder of each share of Class A Common Stock shall be entitled to receive out of any funds legally available therefore, when and as declared by the Board of Directors, preferential dividends thereon at the annual rate of ten percent (10%) per annum based upon a $10.00 per

                    Admiralty Bancorp, Inc. and subsidiary

                          December 31, 2000 and 1999

NOTE 9--STOCKHOLDERS' EQUITY--(Continued)

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

     Conversion Rights

   Voluntary Conversion: Each share of Class A Common Stock is convertible, at the option of the holder, into one share of Class B Common Stock, at any time or from time to time.

   Involuntary Conversion: In addition to the foregoing voluntary conversion rights, the Company has the right to require a holder of Class A Common Stock to convert the Class A Common Stock into Class B Common Stock, at the rate of one share of Class B Common Stock for each share of Class A Common Stock held, in the event that the Class B Common Stock trades at $15.00 or higher and does not trade below $15.00 for the next 20 consecutive trading days. Upon the end of such 20 consecutive trading day period, the Company may issue a notice of mandatory conversion requiring the conversion of shares of the Class A Common Stock to Class B Common Stock within 20 days.

   The conversion rate set forth above is subject to adjustment in the event of payment of certain stock dividends, stock split-ups or combinations or other similar recapitalizations, to ensure that a holder of the Class A Common Stock does not have his interests in the Company diluted through such transaction. Due to a 12.91% stock dividend paid in January 2000 to all shareholders of record on December 31, 1999, each share of Class A common stock is now convertible into 1.1291 shares of Class B common stock and the trading price for mandatory conversion is $13.28.

     Admiralty also established Class B Common Stock which possess all such rights and privileges as are afforded to capital stock by law. Voting rights, with regard to any items upon which the Class B Common Stock shall be required or entitled to vote, the Class B Common Stock shall vote together with the Class A Common Stock as a single class, except as otherwise required by law.

     On March 22, 1999, the Board of Directors resolved to treat both classes of the Company's stock equally, in terms of the amount of dividends declared and the form of payment of dividends. This

                    Admiralty Bancorp, Inc. and subsidiary

                          December 31, 2000 and 1999

NOTE 9--STOCKHOLDERS' EQUITY--(Continued)

resolution and new dividend policy was effective January 1, 1999. However, the resolution specifically excepts the January, 1999 dividend paid to Class A shareholders which represented the dividend on Class A shares for the second half of 1998.

     The Company also has outstanding 1,089,595 warrants to purchase Class B common stock at $9.74 per share for a period commencing January 22, 1998 and ending January 21, 2002. The Company has the right to accelerate the expiration date of the warrants in the event that (i) the Class B stock is traded on a nationally recognized securities exchange or on the NASDAQ National or SmallCap Market, and (ii) the Class B stock has traded at $13.28 or above and has not traded below $13.28 per share for 20 consecutive trading days. In the event these conditions are met, the Company may, but is not obligated, to issue a notice of acceleration to each warrant holder. Upon issuance of the notice, the warrants will expire 30 days after the date of notice. To the extent the Company issues the notice of acceleration, it will be required to redeem each outstanding but unexercised warrant for a price of $0.09 per warrant upon the expiration of the warrants.

NOTE 10--COMMITMENTS AND CONTINGENCIES

 Operating Leases

     The Bank utilizes certain office space and equipment under operating leases expiring through 2011. Total rent expense under such operating leases, included in occupancy expense, was approximately $751 thousand and $616 thousand for the years ended December 31, 2000 and 1999, respectively.

     Approximate minimum payments under non-cancelable operating leases for the period ending December 31, are as follows:

                           (in thousands)
   2001 ...............       $   870
   2002 ...............           923
   2003 ...............           913
   2004 ...............           760
   2005 ...............           731
   Thereafter .........         2,950
                              -------
                              $ 7,147
                              =======

 Other

     The Bank is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the outcome of this litigation will not have a significant effect on the accompanying financial statements.

                    Admiralty Bancorp, Inc. and subsidiary

                          December 31, 2000 and 1999

NOTE 11--MANAGEMENT STOCK OPTION PLAN

     In May 1998, the Board of Directors of the Company approved the 1998 Management Stock Option Plan (the Management Plan), which provides for options to purchase up to 372,613 shares (adjusted for the 1999 stock dividend) of Class B stock to be issued to members of the Board of Directors and management of the Company, the Bank and any other subsidiaries which the Company acquires or incorporates in the future.

     In November 2000, the Shareholders approved the Admiralty Bancorp, Inc. 2000 Stock Option Plan (the 2000 Plan) which provides for options to purchase up to 365,000 shares of Class B stock to be issued to members of the Board of Directors and management of the Company, the Bank and any other subsidiaries which the Company acquires or incorporates in the future.

     The Management Plan and the 2000 Plan provide for the granting of both incentive options and nonstatutory options. Incentive stock options may be granted at an exercise price of not less than 100% of the fair market value of the Class B stock on the date of the grant. The option price for nonstatutory options may not be less than 100% of the fair market value of the Class B stock on the date of grant. The Board of Directors has discretion to set the actual exercise price of any option within the foregoing parameters. The options, which have a term of 10 years when issued, vest either immediately or over a period specified by the Board of Directors.

     The Management Plan and the 2000 Plan are fixed stock option plans accounted for under APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations. Had compensation cost for the plans been determined based on the fair value of options at the grant dates consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and earnings per share for the Class B Common Stock would have been reduced to the pro forma amounts indicated below for the periods presented.

                                      Years Ended December 31,
                                      ------------------------
                                         2000         1999
                                      ----------   -----------
                                       (in thousands, except
                                          per share data)
   Net income (loss)
    As reported ....................    $  606     $   252
    Pro forma ......................    $  385     $  (338)
   Basic earnings (loss) per share
    As reported ....................    $ 0.21     $  0.09
    Pro forma ......................    $ 0.13     $ (0.12)
   Diluted earnings (loss) per share
    As reported ....................    $ 0.21     $  0.09
    Pro forma ......................    $ 0.13     $ (0.12)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000 and 1999: no dividend yield; expected volatility of 60%; expected lives of five years for all options; and a risk free interest rate of 5.68% and 6.04% for 2000 and 1999, respectively.

                    Admiralty Bancorp, Inc. and subsidiary

                          December 31, 2000 and 1999

NOTE 11--MANAGEMENT STOCK OPTION PLAN--(Continued)

     A summary of the status of the Company's fixed stock option plans as of December 31, 2000 and 1999, and changes for the years then ended is as follows:

                                                                   Years Ended December 31,
                                                       -------------------------------------------------
                                                                2000                      1999
                                                       ----------------------   ------------------------
                                                                    Weighted                    Weighted
                                                                     Average                    Average
                                                                    Exercise                    Exercise
                                                         Number       Price        Number        Price
                                                       ---------   ----------   ------------   ---------
   Option outstanding at beginning of year .........    372,613      $ 9.05        260,825      $ 9.30
   Options granted .................................     53,755       10.00        139,454        8.59
   Options exercised ...............................         --          --             --          --
   Options forfeited ...............................         --          --        (27,666)       9.30
                                                        -------      ------        -------      ------
   Options outstanding at end of year ..............    426,368      $ 9.17        372,613      $ 9.05
                                                        =======      ======        =======      ======
   Options exercisable at end of year ..............    416,368      $ 9.15        357,370      $ 9.11
                                                        =======      ======        =======      ======
   Weighted average fair value of options
    granted during year ............................                 $ 5.06                     $ 4.39
                                                                     ======                     ======

     The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                         Options Outstanding               Options Exercisable
               ----------------------------------------   --------------------
                      Number          Weighted Average           Number
  Exercise        Outstanding at          Remaining          Exercisable at
   Prices       December 31, 2000     Contractual Life      December 31, 2000
------------   -------------------   ------------------   --------------------
   $10.00             53,755             9.9 years                43,755
    $9.30            316,154             7.6 years               316,154
    $9.29              1,130             7.8 years                 1,130
    $7.59             49,118             8.8 years                49,118
    $7.58                565             8.8 years                   565
    $7.53              5,646             9.0 years                 5,646
                     -------                                     -------
                     426,368                                     416,368
                     =======                                     =======

     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not provide a reliable measure of the fair value of its options.

                    Admiralty Bancorp, Inc. and subsidiary

                          December 31, 2000 and 1999

NOTE 12--RELATED PARTY TRANSACTIONS

     The Bank has made in the past and, assuming continued satisfaction of generally applicable credit standards, expects to continue to make loans to directors, executive officers and their associates, (i.e., corporations or organizations for which they serve as officers or directors or in which they have beneficial ownership interests of ten percent or more). These loans have all been made in the ordinary course of the Bank's business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. In addition, Bank Directors and Officers keep depository balances with the Bank. The aggregate dollar amount of these loans was $6.0 million and $5.5 million at December 31, 2000 and 1999, respectively. For the year ended December 31, 2000, $1.2 million in funds were disbursed and $776 thousand of principal repayments were received.

     The Bank's branches in Boca Raton and Jupiter are leased from entities owned by certain members of the Company's Board of Directors. The aggregate rental payment due under these two leases will be approximately $254 thousand per year. The Company believes that these leases represent fair market value, and are comparable to terms which the Bank could have obtained from unaffiliated parties.

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

     The Bank does not always require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

                                                           December 31,
                                                      ----------------------
                                                         2000         1999
                                                      ----------   ---------
                                                          (in thousands)
   Unfunded lines of credit .......................    $28,397      $2,230
   Standby letters of credit ......................      1,846         399
   Unfunded construction loan commitments .........     22,278       2,983
   Unfunded commercial loan commitments ...........     16,424       8,964

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration

                    Admiralty Bancorp, Inc. and subsidiary

                          December 31, 2000 and 1999

NOTE 13--FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATION OF CREDIT RISKS--(Continued)

dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and income-producing commercial properties.

     Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements.

     The Bank has not been required to perform on any financial guarantees during the past year. The Bank has not incurred any losses on its commitments in 2000 or 1999.

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

                    Admiralty Bancorp, Inc. and subsidiary

                          December 31, 2000 and 1999

NOTE 14--FAIR VALUE OF FINANCIAL INSTRUMENTS--(Continued)

                                                                2000                      1999
                                                      ------------------------   -----------------------
                                                                    Estimated                  Estimated
                                                       Carrying        Fair       Carrying       Fair
                                                        Amount        Value        Amount        Value
                                                      ----------   -----------   ----------   ----------
                                                                        (in thousands)
   Cash and cash equivalents ......................    $ 33,445     $ 33,445      $ 5,136      $ 5,136
                                                       ========     ========      =======      =======
   Investment securities, including Federal Reserve
    Bank and FHLB stock ...........................    $ 39,514     $ 39,746      $27,682      $27,378
                                                       ========     ========      =======      =======

     The fair value of the total loan portfolio has been estimated using present value cash flows, discounted at the approximate current market rates adjusted for non-interest operating costs, and giving consideration to estimated prepayment risk and credit loss factors.

                               2000                      1999
                     ------------------------   -----------------------
                                   Estimated                  Estimated
                      Carrying        Fair       Carrying       Fair
                       Amount        Value        Amount        Value
                     ----------   -----------   ----------   ----------
                                       (in thousands)
   Loans .........    $218,629     $219,410      $99,840      $99,014
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

                                                               2000                       1999
                                                    --------------------------   -----------------------
                                                                    Estimated                  Estimated
                                                      Carrying         Fair       Carrying       Fair
                                                       Amount         Value        Amount        Value
                                                    ------------   -----------   ----------   ----------
                                                                       (in thousands)
   Deposits with stated maturities ..............    $ 131,304      $ 130,315     $ 34,154     $ 34,296
                                                     =========      =========     ========     ========
   Deposits with no stated maturities ...........    $ 130,011      $ 130,011     $ 76,119     $ 76,119
                                                     =========      =========     ========     ========
   Borrowing with stated maturities .............    $   9,900      $   9,835     $  9,000     $  9,054
                                                     =========      =========     ========     ========
   Borrowings with no stated maturities .........    $       0      $       0     $    571     $    571
                                                     =========      =========     ========     ========

     The fair value of commitments to originate loans and other off-balance sheet instruments is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, the fair value also considers the difference between current levels of interest and the committed rates. As of December 31, 2000 and 1999 the fair value of these commitments, which are primarily comprised of floating rate loan commitments priced to market at funding, with notional amounts of $67.5 million and $14.6 million respectively, was immaterial.

                    Admiralty Bancorp, Inc. and subsidiary

                          December 31, 2000 and 1999

NOTE 14--FAIR VALUE OF FINANCIAL INSTRUMENTS--(Continued)

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 2000 and 1999, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                     December 31, 2000
                                    ------------------------------------------------------------------------------------------------
                                                                                                        To Be Well Capitalized
                                                                        For Capital                     Under Prompt Corrective
                                            Actual                   Adequacy Purposes                     Action Provisions
                                    -----------------------   --------------------------------     ---------------------------------
                                                                   (dollars in thousands)
   Total Capital
    (to risk weighted assets) ...    $27,419        11.14%     $> or = 19,682     > or = 8.00%      $> or = 24,603     > or = 10.00%
   Tier I Capital
    (to risk weighted assets) ...    $25,038        10.18%     $ > or = 9,841     > or = 4.00%      $> or = 14,762      > or = 6.00%
   Tier I Capital
    (to average assets) .........    $25,038         9.61%     $> or = 10,419     > or = 4.00%      $> or = 13,024      > or = 5.00%

                    Admiralty Bancorp, Inc. and subsidiary

                          December 31, 2000 and 1999

NOTE 15--REGULATORY MATTERS--(Continued)

                                                                     December 31, 1999
                                    ------------------------------------------------------------------------------------------------
                                                                                                        To Be Well Capitalized
                                                                        For Capital                     Under Prompt Corrective
                                            Actual                   Adequacy Purposes                     Action Provisions
                                    -----------------------   --------------------------------     ---------------------------------
                                                                   (dollars in thousands)
   Total Capital
    (to risk weighted assets) ...    $15,131        13.28%     $> or = 9,114      > or = 8.00%      $> or = 11,392     > or = 10.00%
   Tier I Capital
    (to risk weighted assets) ...    $14,114        12.39%     $> or = 4,557      > or = 4.00%      $ > or = 6,835      > or = 6.00%
   Tier I Capital
    (to average assets) .........    $14,114        10.74%     $> or = 5,258      > or = 4.00%      $ > or = 6,573      > or = 5.00%

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ADMIRALTY BANCORP, INC.

                                   By: /s/ WARD KELLOGG
                                       -----------------------------------------
                                           Ward Kellogg
                                           President and Chief Executive Officer

Dated: March 23, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Name                                     Title                             Date
              ----                                     -----                             ----
/s/        WARD KELLOGG            President and Chief Executive Officer           March 23, 2001
   -----------------------------
           Ward Kellogg

/s/       KEVIN M. SACKET          Treasurer                                       March 23, 2001
   -----------------------------   (Principal Accounting and Financial Officer)
          Kevin M. Sacket

/s/       BRUCE A. MAHON           Chairman of the Board                           March 23, 2001
   -----------------------------
          Bruce A. Mahon

/s/       WILLIAM BERGER           Director                                        March 23, 2001
   -----------------------------
          William Berger

/s/      RANDY O. BURDEN           Director                                        March 23, 2001
   -----------------------------
         Randy O. Burden

/s/     DAVID B. DICKENSON         Director                                        March 23, 2001
   -----------------------------
        David B. Dickenson

/s/     LESLIE E. GOODMAN          Director                                        March 23, 2001
   -----------------------------
        Leslie E. Goodman

/s/     THOMAS L. GRAY, JR.        Director                                        March 23, 2001
   -----------------------------
        Thomas L. Gray, Jr.

/s/     THOMAS J. HANFORD          Director                                        March 23, 2001
   -----------------------------
        Thomas J. Hanford

              Name                                     Title                             Date
              ----                                     -----                             ----
/s/      SIDNEY L. HOFING          Director                                        March 23, 2001
   -----------------------------
         Sidney L. Hofing

/s/      DOUGLAS P. HOOKER         Director                                        March 23, 2001
   -----------------------------
         Douglas P. Hooker

/s/   PATRICK C. MATHES, III       Director                                        March 23, 2001
   -----------------------------
      Patrick C. Mathes, III

/s/     PETER L.A. PANTAGES        Director                                        March 23, 2001
   -----------------------------
        Peter L.A. Pantages

/s/       RICHARD P. ROSA          Director                                        March 23, 2001
   -----------------------------
          Richard P. Rosa

/s/       CRAIG A. SPENCER         Director                                        March 23, 2001
   -----------------------------
          Craig A. Spencer

/s/     JOSEPH W. VECCIA, JR.      Director                                        March 23, 2001
   -----------------------------
        Joseph W. Veccia, Jr.

/s/       MARK A. WOLTERS          Director                                        March 23, 2001
   -----------------------------
          Mark A. Wolters

/s/     GEORGE R. ZOFFINGER        Director                                        March 23, 2001
   -----------------------------
        George R. Zoffinger

                                 EXHIBIT INDEX

EXHIBIT                       DESCRIPTION
-------                       -----------

  21                Subsidiaries of the Registrant

  23                Consent of Independent Public Accountants