Form 10QSB
period 2001-03-31
ADMIRALTY BANCORP INC
filed 2001-05-14
CIK 1066808

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                               -------------------

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2001 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ___________________ to _________________

                         Commission file number 0-24891

                             ADMIRALTY BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                               65-0405207
--------------------------------------------------------------------------------
(State of Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


4400 PGA Boulevard, Palm Beach Gardens, Florida                   33410
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 2, 2001 there were 4,048,978 shares of common stock, including both Class A and Class B Common Stock, outstanding.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

Part I.  Financial Information

Item 1. Financial Statements

                                                                            Page
                                                                            ----
         Condensed Consolidated Balance Sheets (unaudited) -
           At March 31, 2001 and at December 31, 2000..........................3

         Condensed Consolidated Statements of Operations (unaudited) -
           Three months ended March 31, 2001 and 2000..........................4

         Condensed Consolidated Statements of Cash Flows (unaudited) - Three months ended March 31, 2001 and 2000................................5

         Notes to Condensed Consolidated Financial Statements (unaudited)......6

Item 2.  Management's Discussion and Analysis of Financial Condition
           And Results of Operations..........................................12

Part II.  Other Information

         Item 1.  Legal Proceedings...........................................23

         Item 2.  Changes in Securities and Use of Proceeds...................23

         Item 3.  Defaults Upon Senior Securities.............................23

         Item 4. Submission of Matters to a Vote of Security Holders..........23

         Item 5.  Other Information...........................................23

         Item 6.  Exhibits and Reports on Form 8-K............................23

                  Signature Page..............................................24

                     Admiralty Bancorp, Inc. and subsidiary

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                   (unaudited)

                                                                            March 31, 2001     December 31, 2000
                                                                            --------------     -----------------
ASSETS
Cash and cash equivalents
        Cash and due from banks........................................        $  11,233           $  11,221
        Interest bearing due from banks................................               34               1,035
        Federal funds sold.............................................           32,543              21,189
                                                                               ---------           ---------
              Total cash and cash equivalents..........................           43,810              33,445
Investment securities available for sale,
        at fair market value...........................................           16,576              13,628
Investment securities held to maturity, at cost
        (fair market value of $32.6 million and $24.8 million at
        March 31, 2001 and December 31, 2000, respectively)............           32,131              24,549
Loans, net.............................................................          261,004             218,629
Accrued interest receivable............................................            1,624               1,439
Federal Reserve Bank and FHLB stock....................................            1,337               1,337
Premises and equipment, net............................................            4,599               2,666
Deferred tax asset, net................................................              738                 774
Goodwill, net..........................................................            3,348               3,387
Other assets...........................................................            1,545               1,507
                                                                               ---------           ---------
        Total assets ..................................................        $ 366,712           $ 301,361
                                                                               =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits...............................................................        $ 324,252           $ 261,315
Securities sold under agreement to repurchase..........................            5,900               5,900
Advances from FHLB.....................................................            3,000               4,000
Accrued interest payable...............................................              673                 597
Other liabilities......................................................              714                 831
                                                                               ---------           ---------
        Total liabilities..............................................          334,539             272,643
                                                                               ---------           ---------
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 2,000,000 shares
        authorized, no shares issued or outstanding....................             --                  --
Common stock, Class A, no par value, 1,000,000 shares
        authorized, 51,250 and 117,500 shares issued and outstanding
        at March 31, 2001 and December 31, 2000, respectively..........              432                 990
Common stock, Class B, no par value, 7,500,000 shares authorized,
        3,937,521 and 3,555,431 shares issued and outstanding
        at March 31, 2001 and December 31, 2000, respectively..........           34,161              30,507
Accumulated deficit....................................................           (2,531)             (2,831)
Accumulated other comprehensive income, net............................              111                  52
                                                                               ---------           ---------
        Total shareholders' equity.....................................           32,173              28,718
                                                                               ---------           ---------
        Total liabilities and shareholders' equity.....................        $ 366,712           $ 301,361
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

                     Admiralty Bancorp, Inc. and subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per-share data)
                                   (unaudited)

                                                                       Three Months      Three Months
                                                                           Ended            Ended
                                                                      March 31, 2001    March 31, 2000
                                                                      --------------    --------------
Interest and dividend income
        Loans...................................................        $    5,668        $    2,455
        Mortgage-backed securities..............................               575               417
        Other debt securities...................................               107               111
        Federal funds sold......................................               348                11
        Dividends from FRB and FHLB stock.......................                22                17
        Other...................................................                12                 1
                                                                        ----------        ----------
              Total interest and dividend income................             6,732             3,012
                                                                        ----------        ----------
Interest expense
        Deposits................................................             3,369               955
        Federal funds purchased.................................              --                  13
        Securities sold under repurchase agreement..............                92               140
        Advances from FHLB......................................                61                62
                                                                        ----------        ----------
              Total interest expense............................             3,522             1,170
                                                                        ----------        ----------
              Net interest and dividend income..................             3,210             1,842
Provision for loan losses.......................................               447               199
                                                                        ----------        ----------
              Net interest and dividend income after
              provision for loan losses.........................             2,763             1,643
                                                                        ----------        ----------
Non-interest income
        Service charges and fees................................               282               234
        Insurance commissions...................................                17              --
        Gain on sale of securities..............................              --                  16
        Gain on sale of loans...................................                10              --
        Other income............................................                 3                 3
                                                                        ----------        ----------
              Total non-interest income.........................               312               253
                                                                        ----------        ----------
Non-interest expense
        Salaries and employee benefits..........................             1,400               745
        Occupancy...............................................               340               215
        Furniture and equipment.................................               147                84
        Amortization of goodwill................................                38                38
        Other expense...........................................               638               445
                                                                        ----------        ----------
              Total non-interest expense........................             2,563             1,527
                                                                        ----------        ----------
              Income before income tax expense..................               512               369
Income tax expense..............................................               212               156
                                                                        ----------        ----------
        Net income..............................................        $      300        $      213
                                                                        ==========        ==========
Per share data
  Net income per share - basic..................................        $     0.08        $     0.07
                                                                        ==========        ==========
  Net income per share- diluted.................................        $     0.07        $     0.07
                                                                        ==========        ==========
  Weighted average shares outstanding  basic....................         3,865,019         2,842,452
                                                                        ==========        ==========
  Weighted average shares outstanding - diluted.................         4,132,391         2,842,452
                                                                        ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     Admiralty Bancorp, Inc. and subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                   Three months ended   Three months ended
                                                                                      March 31, 2001      March 31, 2000
                                                                                   ------------------   ------------------
Operating activities
        Net income...............................................................        $    300         $    213
        Adjustments to reconcile net income to net cash provided by operating activities
          Provision for loan losses..............................................             447              199
          Depreciation and amortization..........................................             205              122
          Amortization, net of accretion, of investment securities...............               8                2
          Gain on sale of securities.............................................            --                (16)
          Gain on sale of loans..................................................             (10)            --
          Increase in accrued interest receivable................................            (185)            (158)
          Increase in other assets...............................................             (38)            (143)
          Increase in accrued interest payable..................................               76               61
          (Decrease) increase in other liabilities...............................            (117)             156
                                                                                         --------         --------
              Net cash provided by operating activities..........................             686              436
                                                                                         --------         --------
Investing activities
        Proceeds from maturities of investment securities
          available for sale.....................................................           5,655              755
        Proceeds from maturities of investment securities
          held to maturity.......................................................           1,995              289
        Proceeds from sale of investment securities available for sale...........            --                 16
        Purchases of investment securities available for sale....................          (8,511)          (4,998)
        Purchases of investment securities held to maturity......................          (9,583)          (4,998)
        Purchase of Federal Reserve Bank & FHLB stock............................            --               (504)
        Net loan originations and principal collections on loans.................         (43,098)         (14,540)
        Proceeds from loan sales.................................................             286             --
        Purchase of premises and equipment, net..................................          (2,098)            (267)
                                                                                         --------         --------
          Net cash used in investing activities..................................         (55,354)         (24,247)
                                                                                         --------         --------
Financing activities
        Net increase in deposits.................................................          62,937           20,703
        Net change in federal funds purchased....................................            --               (571)
        (Decrease) increase in FHLB advances.....................................          (1,000)           9,400
        Proceeds from issuance of common stock - net of costs....................           3,096             --
                                                                                         --------         --------
          Net cash provided by financing activities..............................          65,033           29,532
                                                                                         --------         --------
Net increase in cash and cash equivalents........................................          10,365            5,721
Cash and cash equivalents, beginning of period...................................          33,445            5,136
                                                                                         --------         --------
Cash and cash equivalents, end of period.........................................        $ 43,810         $ 10,857
                                                                                         ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                     Admiralty Bancorp, Inc. and subsidiary

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements of Admiralty Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Admiralty Bank (the "Bank") reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are necessary to present fairly the Company's consolidated financial condition and the consolidated results of operations and the consolidated cash flows for interim periods. Certain prior year amounts have been reclassified to conform to the 2001 presentation. The results for interim periods are not necessarily indicative of trends or results to be expected for the full year. These condensed consolidated interim financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

The Company is incorporated in the state of Delaware and is registered with the Board of Governors of the Federal Reserve Bank as a financial holding company. The Bank is a Florida state chartered commercial bank, with its main office in Palm Beach Gardens, Florida, and branches in Boca Raton, Juno Beach, Jupiter, Orlando and Melbourne, Florida. On March 11, 2000, the Company converted from a one bank holding company to a financial holding company under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "Modernization Act"). This status permits the Company to undertake financial activities which need not be closely related to banking, such as insurance brokerage activities. Under the Modernization Act, the Company's bank subsidiary must remain "well capitalized" (i.e., have a leveraged capital ratio of 5% or greater and a risk based capital ratio of 10% or greater) and well managed, or the Company could be required to divest itself of its non-banking activities. In addition, the Company must maintain a rating of "satisfactory" or better under the Community Reinvestment Act. The Company has entered into a joint venture to sell insurance, and may seek alliances with other financial service providers, as a way to enhance non-interest income.

The Company has formed Admiralty Insurance Services, LLC ("AIS") as a joint venture with USI Florida ("USI") to offer a wide range of insurance products, primarily to customers of the Bank. USI and the Company are each 50 percent owners of AIS. USI and AIS will share equally in commissions on policies sold, and the Company is entitled to 50 percent of the net income of AIS. Under the agreement, USI will absorb all costs incurred by AIS for operating expenses. AIS did minimal business during the three months ended March 31, 2001 and $17 thousand in income was recognized during the period by the Company.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). The effective date of Statement 133 was delayed by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133." Statement 133 is now effective for all quarters of all fiscal years beginning after June 15, 2000, with early adoption permitted. Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted Statement 133 on January 1, 2001, and adoption of the statement did not have any financial statement impact.

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

NOTE 3 - COMPREHENSIVE INCOME


The following table sets forth the components of the Company's comprehensive income:

                                                                               Three months ended
                                                                   -------------------------------------------
                                                                   March 31, 2001               March 31, 2000
                                                                   --------------               --------------
                                                                                 (in thousands)
Net Income                                                            $300                            $213
Other comprehensive income, net of tax -
    Change in net unrealized gain on securities
      held available for sale, net of taxes of $35
      and $1 in 2001 and 2000, respectively...................          59                               2
                                                                      ----                            ----
Comprehensive income                                                  $359                            $215
                                                                      ====                            ====

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

The following table illustrates the reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended March 31, 2001 and 2000:

                                                      Three months ended
                                               ------------------------------------
                                               March 31, 2001        March 31, 2000
                                               --------------        --------------
                                                     (dollars in thousands)
Net income..............................         $      300            $      213
                                                 ----------            ----------
Weighted average shares - basic.........          3,865,019             2,842,452
                                                 ----------            ----------
Weighted average shares - diluted.......          4,132,391             2,842,452
                                                 ----------            ----------
Basic net income per share..............              $0.08                 $0.07
                                                 ----------            ----------
Diluted net income per share............              $0.07                 $0.07
                                                 ----------            ----------


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

The basic and diluted weighted average number of shares outstanding and net income per share information reflect a 1:1.1291 conversion ratio for discretionary conversions of Class A shares to Class B shares, resulting from the change in the Class A conversion ratio caused by the 1999 stock dividend on the Class B shares. During the three months ended March 31, 2001, 66,250 Class A shares were converted to 74,803 shares of Class B common stock. As of March 31, 2001, 51,250 shares of Class A common stock remain outstanding.

NOTE 5 - INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and fair value of investment securities and mortgage-backed securities at March 31, 2001 are as follows:

                                   Amortized        Gross Unrealized        Gross Unrealized
                                     Cost                 Gains                  Losses             Fair Value
                                   ---------        ----------------        ----------------        ----------

March 31, 2001                                                   (In thousands)
--------------
AVAILABLE FOR SALE:
U.S. Government and Agency
securities................         $ 3,500               $ 16                     $  0                  3,516
Mortgage-backed securities ...      12,885                161                        0                 13,046
Other  securities ............          14                  0                        0                     14
                                   -------               ----                     ----                -------
Sub-total ....................     $16,399               $177                     $  0                $16,576
                                   -------               ----                     ----                -------
HELD TO MATURITY:
U.S. Government and Agency
securities ..................      $   500               $ 15                     $  0                $   515
Mortgage-backed securities...       31,631                462                      (12)                32,081
                                   -------               ----                     ----                -------
Sub-total ...................      $32,131               $477                     $(12)               $32,596
                                   -------               ----                     ----                -------
TOTAL........................      $48,530               $655                     $(12)               $49,172
                                   =======               ====                     ====                =======

The amortized cost and fair value of investment and mortgage-backed securities at December 31, 2000 are as follows:

                                   Amortized        Gross Unrealized        Gross Unrealized
                                     Cost                 Gains                  Losses             Fair Value
                                   ---------        ----------------        ----------------        ----------

December 31, 2000                                                (In thousands)
-----------------
AVAILABLE FOR SALE:
U.S. Government and Agency
securities................         $ 7,500               $  7                     $(30)                 7,477
Mortgage-backed securities ...       6,031                106                        0                  6,137
Other  securities ............          14                  0                        0                     14
                                   -------               ----                     ----                -------
Sub-total ....................     $13,545               $113                     $(30)               $13,628
                                   -------               ----                     ----                -------
HELD TO MATURITY:
U.S. Government and Agency
securities ..................      $ 1,000               $  5                     $ (1)               $ 1,004
Mortgage-backed securities...       23,549                228                        0                 23,777
                                   -------               ----                     ----                -------
Sub-total ...................      $24,549               $233                     $ (1)               $24,781
                                   -------               ----                     ----                -------
TOTAL........................      $38,094               $346                     $(31)               $38,409
                                   =======               ====                     ====                =======

The carrying value of securities pledged to secure deposits and for other purposes required or permitted by law amounted to approximately $29.1 million and $28.1 million at March 31, 2001 and December 31, 2000, respectively.

NOTE 6 - LOANS

The following schedule presents the components of loans, net of unearned income, by type, as of March 31, 2001 and December 31, 2000:

                                                                March 31, 2001             December 31, 2000
                                                                --------------             -----------------
                                                                         (Dollars in thousands)
                                                             Amount         Percent      Amount          Percent
                                                             ------         -------      ------          -------
Commercial and Industrial....................              $ 48,486           18%      $ 43,006            19%
Real Estate Non-Residential Properties.......               176,093           66%       147,996            67%
Residential Properties.......................                23,858            9%        19,399             9%
Construction.................................                12,118            5%         7,869             3%
Consumer.....................................                 4,082            2%         3,424             2%
                                                           --------          ---       --------           ---
Gross Loans..................................               264,637          100%       221,694           100%
less: net deferred fees......................                   800                         684
                                                           --------                   ---------
Total loans..................................               263,837                     221,010
less: allowance for loan losses..............                 2,833                       2,381
                                                           --------                    --------
Net loans....................................              $261,004                    $218,629
                                                           ========                    ========

         Changes in the allowance for loan losses are as follows:

                                                             Three months ended
                                                  -----------------------------------------
                                                  March 31, 2001             March 31, 2000
                                                  --------------             --------------
                                                             (Dollars in thousands)
Balance at beginning of year                          $ 2,381                   $ 1,017
Provision for loan losses                                 447                       199
Charge-offs                                                --                        --
Recoveries                                                  5                         1
                                                      -------                   -------
Ending Balance                                        $ 2,833                   $ 1,217
                                                      =======                   =======

Ratio of net charge-offs to
average loans outstanding                                0.00%                     0.00%

Balance of allowance as a % of
total loans at period end                                1.07%                     1.05%

Loans with unpaid principal balances of $415 and $402 thousand were 90 days or more contractually delinquent or on nonaccrual status at March 31, 2001 and December 31, 2000.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

                Special Note Regarding Forward-Looking Statements

This report contains certain "forward-looking statements" as defined under
Section 21E of the Securities Exchange Act of 1934. The Company desires to take advantage of the "safe harbor" provisions of Section 21E and is including this statement for the express purpose of availing itself of the protection of the safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and may include the Company's expectations of future financial results. The words "believe", "expect", "anticipate", "estimate", "project", and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors which could effect actual results include but are not limited to i) changes in general market interest rates, ii) general economic conditions, both in the United States generally and specifically in the Company's market area, iii) legislative/regulatory changes, iv) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve, v) changes in the quality or composition of the Company's loan and investment portfolios, vi) demand for loan products, vii) deposit flows, viii) competition, and ix) demand for financial services in the Company's markets. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

  Expansion into the Orlando, Florida Market and within Brevard County, Florida

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

To undertake our capital offering we filed a registration statement on Form SB-2 with the Securities and Exchange Commission that became effective on November 7, 2000. The full 1.1 million shares offered were sold before January 31, 2001.

The Company opened a full service branch in downtown Orlando on September 7, 2000. The Company opened a full service South Orlando branch on March 19, 2001 and expects to open a full service branch in Altamonte Springs, a suburb of Orlando, in May 2001.

The Company is also expanding its operation in Brevard County, Florida. We currently operate a full service branch in Melbourne which opened in March 2000 and opened a full service branch in Cocoa Beach, Florida in April 2001.

                              RESULTS OF OPERATIONS

              Three Months Ended March 31, 2001 and March 31, 2000.

For the quarter ended March 31, 2001, the Company generated net income of $300 thousand, an increase from net income of $213 thousand for the first quarter of 2000.

At March 31, 2001, the Company's total assets reached $366.7 million, an increase of 21.7% over total assets at December 31, 2000. The Company's net loans totaled $261.0 million, an increase of 19.4% over net loans at December 31, 2000, and the Company's deposits totaled $324.3 million, an increase of 24.1% over total deposits at December 31, 2000.

Interest and Dividend Income. Total interest and dividend income increased $3.7 million, or 123.5%, to $6.7 million for the quarter ended March 31, 2001 from $3.0 million for the same period of 2000. This increase in interest income primarily relates to an increase in the Company's average balance of earning assets and to a lesser extent to higher yield on the portfolio of interest earning assets. Average balances increased by $136.2 million for loans, $9.5 million for investment securities and $24.5 million for federal funds sold. The average yield on the loan portfolio increased to 9.4% in the first quarter of 2001, compared to 9.1% in the first quarter of 2000. The average yield on federal funds sold decreased to 5.6% in 2001 from 5.9% in 2000 reflecting lower current market rates of interest. The average yield on investment securities, including Federal Reserve Bank and FHLB stocks, was unchanged at 6.9% for both the first quarters of 2001 and 2000. During the three months ended March 31, 2001 the yield on the Company's interest earning assets increased slightly to 8.8% from 8.6% earned during the three months ended March 31, 2000. This increase is due primarily to an increased volume in higher yielding loans offsetting lower yields on federal funds sold.

Interest Expense. The Company's interest expense for the first quarter of 2001 increased $2.4 million, or 201.0%, to $3.5 million from $1.2 million for the same period last year. The increase in interest expense reflects a 150.9% increase in average interest bearing liabilities at March 31, 2001, as compared to the same period in 2000. The average balance of time deposits and money market deposits increased by $113.4 million, and $40.2 million, respectively, in the first quarter of 2001 as compared to the same period in 2000. The increase in money market deposit accounts reflects the success of our tiered-rate money market account which offers competitive rates based upon the size of the customer's account balance. In addition, the average balance of the Company's non-interest bearing demand deposits increased by $12.0 million, to $41.6 million for the three months ended March 31, 2001 from $29.6 million for the three months ended March 31, 2000. The Company's average cost of deposits for the three months ended March 31, 2001 increased to 4.8% from 3.3% for the comparable period of 2000, primarily due to the increased volume of the higher yielding money market and time deposit accounts needed to fund our continued loan growth, and to a lesser extent due to higher rates being paid on those accounts. The average balance of securities sold under agreement to repurchase was $5.9 million, and the average balance of advances from the FHLB was $3.9 million, both at average rates of 6.3%, during the three months ended March 31, 2001. In the quarter ended March 31, 2000 the average balance of securities sold under agreement to repurchase was $9.0 million and the average of advances from the Federal Home Loan Bank was $4.0 million, both at average rates of 6.2%. The funds obtained through the repurchase agreement and FHLB advances were used to purchase securities under a leveraged growth and interest rate risk reduction strategy. The Company's average cost of funds for the three months ended March 31, 2001, increased to 4.8% from 3.6% in the comparable period of 2000.

Net-Interest and Dividend Income. Net interest and dividend income for the three months ended March 31, 2001, increased by $1.4 million, or 74.3%, over the same period last year.

The Company's net interest spread decreased 86 basis points to 3.16% for the three months ended March 31, 2001, from 3.97% for the comparable period of 2000, reflecting the Company's higher cost of funds for the current period.

Provision for Loan Losses. The increase to $447 thousand from $199 thousand in the provision for loan losses for the three months ended March 31, 2001, compared to the comparable period of 2000, reflects the growth in the loan portfolio in the first quarter of 2001 compared to the same period the prior year. The Company's expense for provision for loan losses maintained the reserve at a level management believes appropriate in light of the Company's lending activities, the quality of the loan portfolio, historical experience, volume and type of lending conducted by the Company, the status of past due and non-performing loans, the general economic conditions of the Company's lending area and other factors affecting collectibility of the Company's loan portfolio. The provision for the three months ended March 31, 2001 was due to growth primarily in the non-residential real estate loan portfolio and to a lesser extent due to growth in the commercial and industrial, residential real estate and construction loan portfolios. The Company had recoveries of $5 thousand and no charge offs against the reserve. The Company did not experience any material change in its level of classified loans during the three month period ended March 31, 2001. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, the financial status of borrowers and regulatory requirements.

Non-Interest Income. For the first quarter of 2001, total non-interest income increased $59 thousand, or 23.3%, from the same period of last year. The increase includes $48 thousand more in service charges and fees and an increase of $10 thousand on gain on sale of loans. Also included in non-interest income in the first quarter of 2001 but not present in 2000, is $17 thousand in commissions earned by Admiralty Insurance Services, LLC, the Company's insurance affiliate. These increases were partially offset by the absence of any gains on sales of securities in the first quarter of 2001, while the Company had $16 thousand in such gains in the first quarter of 2000.

Non-Interest Expense. For the three month period ended March 31, 2001, the Company experienced increases in its non-interest expense over non-interest expense for the comparable period of 2000. For the three month period ended March 31, 2001, the Company's total non-interest expense was $2.6 million, compared to total non-interest expense of $1.5 million for the 2000 period. The increase in non-interest expense in the three month period of 2001 reflects a $655 thousand increase in compensation and employee benefit expense as the Company hired additional staff to administer growth in its loan and deposit portfolios, to staff its new in-house data processing and items processing departments and to staff its new full service branches in Melbourne (which opened in March 2000), downtown Orlando (which opened in September 2000), South Orlando (which opened in March 2001) and Cocoa Beach which opened in April 2001. The increase in salary and benefit expenses also reflects salary adjustments for the Company's employees. Full time equivalent employees increased from 60 at March 31, 2000, to

103 at March 31, 2001. Occupancy expense increased by $125 thousand, or 58.1%, in the three months ended March 31, 2001 as compared to the same period in 2000. Rents at the downtown Orlando office and new operations center were $61 thousand and $28 thousand, respectively, in the first quarter of 2001 while the Company did not have these locations in 2000. Rents also include an increase of $24 thousand in 2001 for the Melbourne office, which opened during the first quarter of 2000. Goodwill amortization totaled $38 thousand for the first three months of 2001 and 2000. The Company also experienced the following increases in other non-interest expenses related primarily to its growth: telephone expense increased $14 thousand, or 49.1%, stationery and supplies expense increased $16 thousand, or 42.5%, business development expense increased $26 thousand, or 138.6%, directors fees and expenses increased $22 thousand, or 89.9%, and FDIC and State assessments increased $24 thousand, or 177.7%.

Income Taxes. Income tax expense increased to $212 thousand for the quarter ended March 31, 2001, compared to $156 thousand for the same period last year due to higher taxable income in the current quarter. The effective tax rate for the first quarter of 2001 was 41.4% compared to 42.3% in the first quarter of 2000.

                               FINANCIAL CONDITION

                  March 31, 2001 compared to December 31, 2000

Total assets increased to $366.7 million, an increase of $65.3 million, or 21.7%, from total assets of $301.4 million at December 31, 2000. Increases in total assets included increases of $11.4 million in federal funds sold, $42.4 million in net loans, $7.6 million in investment securities held to maturity, $2.9 million in investment securities available for sale, $1.9 million in net premises and equipment and $185 thousand in accrued interest receivable.

The $42.4 million increase in net loans is comprised primarily of $5.5 million in commercial loans, $28.1 million in non-residential real estate loans, $4.5 million in residential real estate loans, and $4.2 million in construction loans. The net increase is the result of the management team's efforts to attract new business and expand relationships with existing customers. Loans originated in the recently opened Orlando, Florida branches contributed $18 million toward the overall increase in loans.

At March 31, 2001, federal funds sold increased by $11.4 million from December 31, 2000. The increase is attributable primarily to growth in deposits outpacing loan and investment portfolio growth during the period. Accrued interest receivable increased $185 thousand as a result of growth in the loan and investment portfolios. The Company's net investment in premises and equipment increased $1.9 million, including $1.1 million for land to be used for the Altamonte Springs branch. This branch is expected to open in a leased modular building located toward one end of the property in May 2001, after which a permanent branch will be built on the remaining portion of the land. The site occupied by the permanent building is a corner lot with access from two roads. After the permanent facility is opened the Company expects to return the modular unit and sell the excess land. The increase in net premises and equipment also includes net increases of $321 thousand and $411 thousand for improvements at the downtown Orlando and South Orlando branches, respectively. The downtown Orlando branch moved into its permanent location and the South Orlando branch opened during the first quarter 2001.

Total deposits increased 24.1%, to $324.3 million at March 31, 2001 from $261.3 million at December 31, 2000. Deposits are summarized as follows:

                                        March 31, 2001         December 31, 2000
                                        --------------         -----------------
                                                   (in thousands)
Non-interest bearing demand.......         $ 48,045                  $ 41,025
Savings, NOW and money market.....          108,925                    88,986
Time deposits, under $100,000.....           84,502                    63,607
Time deposits, $100,000 and over..           82,780                    67,697
                                          ---------                 ---------
                                          $ 324,252                 $ 261,315
                                          =========                 =========

Money market accounts increased $15.3 million in the first three months of 2001. This increase reflects the market's acceptance of two, tiered rate money market account products, which pay increased rates as the balance in the account increases.

Time deposits increased $36.0 million in the first three months of 2001. The Company subscribes to a deposit listing service on the internet which allows it to post time deposit rates on a web site which is available to other subscribers who use the site as an information source for investing in time deposits. The deposits raised through this program are primarily deposits of credit unions, savings banks and commercial banks at terms from ninety days to three years. The Company raised $13.5 million with this program in the first three months of 2001. At March 31, 2001 the Company had $47.6 million in deposits raised through this program compared to $34.1 million at December 31, 2000. The weighted average rate of the internet portfolio at March 31, 2001 was 6.60% and the weighted average life was four months.

The following table sets forth the average amounts of various types of deposits for each of the periods indicated:

                                                March 31, 2001               December 31, 2000
                                               -----------------             ------------------
                                                         Average                        Average
                                               Amount     Yield              Amount      Yield
                                               ------    -------             ------     -------
                                                           (dollars in thousands)
Non-Interest Bearing Demand............      $ 41,580      0.0%            $ 32,738       0.0%
Interest-Bearing Demand................        16,161      0.6%              12,544       0.7%
Money Market Deposits..................        77,524      4.6%              53,811       5.0%
Savings Deposits.......................         2,242      1.5%               2,296       2.0%
Time Deposits..........................       149,718      6.6%              63,912       6.5%
                                             --------                      --------
Total..................................      $287,225                      $165,301
                                             ========                      ========


The increased average yield on time deposits is primarily attributable to the growth in the internet deposit portfolio which tends to require higher interest rates than the local time deposit portfolio. The Company offered these higher yielding certificates of deposit to attract deposits to fund the growth in the loan portfolio.

FHLB advances totaled $3.0 million at March 31, 2001 compared to $4.0 million at December 31, 2000. The funds used to reduce the borrowing were raised through the deposit portfolio. The funds obtained in this borrowing were used toward the purchase of a $10 million GNMA II mortgage-backed security, of which one half is classified as available for sale and one half is classified as held to maturity. The security is pledged to secure the borrowing line and the Company is required to maintain a specified margin between the market value of the security and the amount advanced under the line.

The following table sets forth information regarding the Company's short-term borrowing at and for the periods indicated:

                                                               Three months ended         Twelve months ended
                                                                   March 31, 2001            December 31, 2000
                                                               ------------------         --------------------
                                                                             (dollars in thousands)
FHLB advances
      Balance outstanding..................................           $ 3,000                    $ 4,000
      Weighted average interest rate at period end.........               5.2%                       6.6%
      Maximum balance at any month-end.....................           $ 4,000                    $ 9,400
      Average amount outstanding during period.............           $ 3,933                    $ 6,118
      Weighted average interest rate during period.........               6.3%                       6.6%

Accrued interest payable increased $76 thousand, or 12.7%, due primarily to an increased volume of interest paying liabilities partially offset by lower rates on some of those liabilities. Other liabilities decreased $117 thousand, or 14.1%, due primarily to a $70 thousand decrease in loan commitment fees on loans not yet closed and a $118 thousand decrease in accrued expenses payable partially offset by a $90 thousand increase in accrued income taxes.

ASSET QUALITY

The Company's principal earning assets are its loans. Inherent in the lending function is the risk of the borrower's inability to repay their loan under its existing terms. Risk elements include non-accrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate.

Non-performing assets include loans that are not accruing interest (non-accrual loans) as a result of principal or interest being in default for a period of 90 days or more. When a loan is classified as non-accrual, interest accruals discontinue and all accumulated accrued interest receivable is backed out of current period income. Until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines the financial condition of the borrower and other factors merit recognition of such payments as interest.

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

Non-accrual loans increased to $415 thousand at March 31, 2001 from $402 thousand at December 31, 2000. The balance represents the unguaranteed portion of six Small Business Administration loans. Management believes these loans are all adequately reserved and it does not expect any material losses as a result of these credits.

The Company had no other real estate owned at March 31, 2001 or December 31, 2000.

The following table sets forth information concerning risk elements in the Company's portfolio:

                                          March 31,            December 31,
                                             2001                 2000
                                        ---------------    --------------------
                                                (dollars in thousands)

Non-accrual loans                           $ 415                 $ 402

Other real estate owned                         0                     0
                                            -----                 -----
Total non-performing assets (1)             $ 415                 $ 402
                                            =====                 =====

Non-accrual loans to total loans             0.16%                 0.18%

Non-performing assets to total assets        0.11%                 0.18%

Allowance for loan losses as a
percentage of non-performing assets        682.65%               592.29%

------------
(1) No loans were past due 90 days or more and still accruing interest at the periods presented.

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

At March 31, 2001, the allowance for loan losses was $2.8 million, an increase of $452 thousand from December 31, 2000. During the three months ended March 31, 2001 the Company had no charge-offs, recoveries of $5 thousand and provided a loan loss provision of $447 thousand.

INVESTMENT SECURITIES

At March 31, 2001, the Company's investment securities portfolio, both held to maturity and available for sale, totaled $48.7 million, an increase of $10.5 million, from total investment securities of $38.2 million at December 31, 2000. The Company invested primarily in mortgage backed securities during the first quarter of 2001. At March 31, 2001, $16.6 million of the Company's investment securities were classified as available for sale and $32.1 million were classified as held to maturity. At December 31, 2000, $13.6 million and $24.6 million of securities were classified as available for sale and held to maturity, respectively.

LIQUIDITY

Net cash provided by the Company's operating activities was $686 thousand in the first three months of 2001 compared to $436 thousand for the three months ended March 31, 2000.

Net cash used in investing activities was $55.4 million in the period ended March 31, 2001 compared to $24.2 million in the comparable period of 2000. The Company used $10.4 million for net investment securities in 2001, while in 2000 it used $8.9 million for its securities portfolio. Additionally, the Company used $42.8 million and $14.5 million for net loans and loan sales in the first three months of 2001 and 2000, respectively.

Net cash provided by the Company's financing activities was $65.0 million in the first three months of 2001, and $29.5 million in the comparable period of 2000. The increase in 2001 was due to a $62.9 million increase in deposits and net proceeds of $3.1 million for stock issued. Deposits provided an increase of $20.7 million and proceeds from FHLB advances provided $9.4 million in the three months ended March 31, 2000.

As a state chartered commercial bank, the Bank is required to maintain a daily liquidity position equal to at least 15 percent of its total transaction accounts and 8 percent of its total nontransaction accounts, less those deposits of public funds for which security has been pledged. As of March 31, 2001, the Bank had a liquidity ratio of 23.6% which was adequate to meet the statutory requirement. The primary source of the Bank's liquidity is federal funds sold - overnight loans to major commercial banks. At March 31, 2001, federal funds sold totaled $32.5 million. Funds not required to meet loan and deposit demand were invested primarily in mortgage-backed and U.S. Government Agency securities. The Bank considers these investments to be secondary sources of liquidity. The Bank's investment securities classified as available for sale had a carrying value of $16.6 million at March 31, 2001.

An additional external source of liquidity is an unsecured $7.5 million federal funds overnight borrowing line of credit and a secured line of credit with a correspondent bank. The Company's unencumbered investment securities are the collateral for the secured line of credit and serve to determine the total amount available under the line. At March 31, 2001, no funds were drawn under either the secured or unsecured line. The Company did not draw on either the secured or unsecured lines of credit during the three months ended March 31, 2001. The Company also maintains a line of credit at the Federal Home Loan Bank of Atlanta secured by first lien residential mortgages and mortgage-backed securities. The total credit available under this line is based on the market value of the collateral; at March 31, 2001, $2.0 million was available.

CAPITAL RESOURCES

Total stockholders' equity increased to $32.2 million at March 31, 2001 from $28.7 million at December 31, 2000. March 31, 2001 equity was affected by net income of $300 thousand, $2.5 million raised through a public offering of the Company's Class B common stock, $560 thousand raised as a result of the exercise of warrants for 52,928 shares of Class B common stock and an increase of $59 thousand in net unrealized gains on available for sale securities.

At March 31, 2001, the Company exceeded all regulatory capital requirements as follows:

                                CAPITAL ADEQUACY
                             (dollars in thousands)

                                                                                                   To be well capitalized
                                                                         For capital               under prompt corrective
                                                Actual                adequacy purposes              action provisions
                                         --------------------        -------------------           -----------------------
                                         Amount         Ratio        Amount        Ratio            Amount         Ratio
                                         ------         -----        ------        -----            ------         -----
                                                                    (Dollars in thousands)
Total Capital
     (to risk weighted assets)......     31,304         10.55%     > 23,747       > 8.00%          > 29,684       > 10.00%
                                                                   -              -                -              -
Tier I Capital
     (to risk weighted assets)......     28,471          9.59%     > 11,873       > 4.00%          > 17,810       > 6.00%
                                                                   -              -                -              -
Tier I Capital
     (to average assets)............     28,471          8.76%     > 13,000       > 4.00%          > 16,250       > 5.00%
                                                                   -              -                -              -

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

At March 31, 2001, the Bank exceeded all regulatory capital requirements as follows:

                                CAPITAL ADEQUACY
                             (dollars in thousands)

                                                                                                   To be well capitalized
                                                                         For capital               under prompt corrective
                                                Actual                adequacy purposes              action provisions
                                         --------------------        -------------------           -----------------------
                                         Amount         Ratio        Amount        Ratio            Amount         Ratio
                                         ------         -----        ------        -----            ------         -----
                                                                    (Dollars in thousands)
Total Capital
     (to risk weighted assets)......     31,230         10.52%     > 23,745       > 8.00%          > 29,681       > 10.00%
                                                                   -              -                -              -
Tier I Capital
     (to risk weighted assets)......     28,397          9.57%     > 11,872       > 4.00%          > 17,809       > 6.00%
                                                                   -              -                -              -
Tier I Capital
     (to average assets)............     28,397          8.74%     > 13,000       > 4.00%          > 16,250       > 5.00%
                                                                   -              -                -              -

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

Item 5    Other Information

The Company concluded its sale of 1,100,000 shares of its Class B common stock at $10.00 per share during January 2001. The stock was sold primarily in the Orlando, Florida area, by directors of the Company who have long standing business ties in the Orlando market. The Company did not use an underwriter or broker.

Item 6    Exhibits and Reports on Form 8-K

(a)      Exhibits

          Number           Description
          ------           -----------
          None.

(b)      Reports on Form 8-K

On March 5, 2001 the Company filed a Form 8-K to report that it had sold out its offering of Class B common stock.

On January 19, 2001 the Company filed a Form 8-K to report its 2000 results of operations and to report that its subsidiary had exceeded $300 million in assets.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        ADMIRALTY BANCORP, INC.


Date: May 14, 2001                      By: /s/ Ward Kellogg
                                           ----------------------------------
                                            WARD KELLOGG, President


Date: May 14, 2001                      By: /s/ Kevin M. Sacket
                                           ----------------------------------
                                            KEVIN M. SACKET, Treasurer
                                            (Principal Financial Officer)