Form 10QSB
period 2001-06-30
ADMIRALTY BANCORP INC
filed 2001-08-10
CIK 1066808

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                              ___________________

                                  FORM 10-QSB
                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2001 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to ___________________

                        Commission file number 0-24891

                            ADMIRALTY BANCORP, INC.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


                       DELAWARE                                                65-0405207
-------------------------------------------------------------------------------------------------------------
(State of Other Jurisdiction of Incorporation or Organization)         (I.R.S. Employer Identification No.)

      4400 PGA BOULEVARD, PALM BEACH GARDENS, FLORIDA                            33410
-------------------------------------------------------------------------------------------------------------
         (Address of Principal Executive Offices)                              (Zip Code)

                                (561) 624-4701
-------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes     X       No________
                                            --------

As of August 10, 2001 there were 5,029,142 shares of Class B common stock outstanding.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                               TABLE OF CONTENTS


Part I.   Financial Information

Item 1.   Financial Statements
                                                                                Page
                                                                                ----
          Condensed Consolidated Balance Sheets (unaudited) -
           At June 30, 2001 and at December 31, 2000..........................    3

          Condensed Consolidated Statements of Operations (unaudited) -
           Three months ended June 30, 2001 and 2000..........................    4

          Condensed Consolidated Statements of Operations (unaudited) -
           Six months ended June 30, 2001 and 2000............................    5

          Condensed Consolidated Statements of Cash Flows (unaudited) -
           Six months ended June 30, 2001 and 2000.............................   6

          Notes to Condensed Consolidated Financial Statements (unaudited).....   7

Item 2.   Management's Discussion and Analysis of Financial Condition
          And Results of Operations............................................  13

Part II.  Other Information

          Item 1.  Legal Proceedings...........................................  28

          Item 2.  Changes in Securities and Use of Proceeds...................  28

          Item 3.  Defaults Upon Senior Securities.............................  28

          Item 4.  Submission of Matters to a Vote of Security Holders.........  28

          Item 5.  Other Information...........................................  28

          Item 6.  Exhibits and Reports on Form 8-K............................  28

                   Signature Page..............................................  30

                                              ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (dollars in thousands)
                                                            (unaudited)
                                                                                              June 30,             December 31,
                                                                                                2001                   2000
                                                                                            -------------          -------------
ASSETS
Cash and cash equivalents
       Cash and due from banks............................................................  $      13,341          $      11,221
       Interest bearing due from banks....................................................            105                  1,035
       Federal funds sold.................................................................         20,643                 21,189
                                                                                            -------------          -------------
              Total cash and cash equivalents.............................................         34,089                 33,445
Investment securities available for sale,
       at fair market value...............................................................         18,325                 13,628
Investment securities held to maturity, at cost
       (fair market value of $34.7 million and $24.8 million at
       June 30, 2001 and December 31, 2000, respectively) ................................         34,180                 24,549
Loans, net ...............................................................................        322,583                218,629
Accrued interest receivable ..............................................................          1,638                  1,439
Federal Reserve Bank and FHLB stock ......................................................          1,704                  1,337
Premises and equipment, net ..............................................................          5,140                  2,666
Deferred tax asset, net ..................................................................            728                    774
Goodwill, net ............................................................................          3,310                  3,387
Other assets .............................................................................          1,965                  1,507
                                                                                            -------------          -------------
       Total assets.......................................................................  $     423,662          $     301,361
                                                                                            =============          =============
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits .................................................................................  $     373,047          $     261,315
Securities sold under agreement to repurchase ............................................          5,900                  5,900
Advances from FHLB .......................................................................          1,000                  4,000
Accrued interest payable .................................................................            685                    597
Other liabilities ........................................................................            669                    831
                                                                                            -------------          -------------
       Total liabilities..................................................................        381,301                272,643
                                                                                            -------------          -------------
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 2,000,000 shares
       authorized, no shares issued or outstanding........................................             -                      -
Common stock, Class A, no par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2001 and 117,500
       shares issued and outstanding at December 31, 2000,................................             -                     990
Common stock, Class B, no par value, 7,500,000 shares authorized,
       5,049,142 and 3,555,431 shares issued and outstanding
       at June 30, 2001 and December 31, 2000, respectively ..............................         44,594                 30,507
Accumulated deficit ......................................................................         (2,360)                (2,831)
Accumulated other comprehensive income, net ..............................................            127                     52
                                                                                            -------------          -------------
       Total shareholders' equity.........................................................         42,361                 28,718
                                                                                            -------------          -------------
       Total liabilities and shareholders' equity.........................................  $     423,662          $     301,361
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

                                              ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                          (dollars in thousands, except per-share data)
                                                           (unaudited)

                                                                                 Three Months         Three Months
                                                                                    Ended                Ended
                                                                                June 30, 2001        June 30, 2000
                                                                                -------------        -------------
Interest and dividend income
        Loans ..........................................................        $       6,347        $       2,936
        Mortgage-backed securities......................................                  786                  519
        Other debt securities...........................................                   54                  107
        Federal funds sold .............................................                  184                   82
        Dividends from FRB and FHLB stock ..............................                   25                   22
        Other...........................................................                    2                    1
                                                                                -------------        -------------
              Total interest and dividend income........................                7,398                3,667
                                                                                -------------        -------------

Interest expense
        Deposits........................................................                3,710                1,272
        Federal funds purchased.........................................                   -                    10
        Securities sold under repurchase agreement .....................                   94                  142
        Advances from FHLB..............................................                   24                  150
                                                                                -------------        -------------
              Total interest expense....................................                3,828                1,574
                                                                                -------------        -------------

              Net interest and dividend income..........................                3,570                2,093
Provision for loan losses ..............................................                  656                  244
                                                                                -------------        -------------
              Net interest and dividend income after
              provison for loan losses..................................                2,914                1,849
                                                                                -------------        -------------
Non-interest income
        Service charges and fees........................................                  290                  221
        Insurance commissions...........................................                   24                   -
        Gain on sale of loans...........................................                   -                     9
        Gain on sale of other real estate...............................                   -                    17
        Other income....................................................                   -                     1
                                                                                -------------        -------------
              Total non-interest income.................................                  314                  248
                                                                                -------------        -------------
Non-interest expense
        Salaries and employee benefits..................................                1,522                  742
        Occupancy.......................................................                  430                  267
        Furniture and equipment.........................................                  169                   97
        Amortization of goodwill........................................                   39                   39
        Other expense...................................................                  760                  561
                                                                                -------------        -------------
              Total non-interest expense................................                2,920                1,706
                                                                                -------------        -------------
              Income before income tax expense..........................                  308                  391
Income tax expense .....................................................                  137                  166
                                                                                -------------        -------------
        Net income......................................................        $         171        $         225
                                                                                =============        =============
Per share data
  Net income per share - basic .........................................        $        0.04        $        0.08
                                                                                =============        =============
  Net income per share - diluted........................................        $        0.04        $        0.08
                                                                                =============        =============
  Weighted average shares outstanding basic.............................            4,283,073            2,842,452
                                                                                =============        =============
  Weighted average shares outstanding - diluted.........................            4,429,222            2,842,452
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

                                              ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                          (dollars in thousands, except per-share data)
                                                           (unaudited)

                                                                                 Six Months           Six Months
                                                                                    Ended                Ended
                                                                                June 30, 2001        June 30, 2000
                                                                                -------------        -------------
Interest and dividend income
        Loans ..........................................................        $      12,015        $       5,391
        Mortgage-backed securities......................................                1,361                  936
        Other debt securities...........................................                  161                  218
        Federal funds sold .............................................                  532                   93
        Dividends from FRB and FHLB stock ..............................                   47                   39
        Other...........................................................                   14                    2
                                                                                -------------        -------------
              Total interest and dividend income........................               14,130                6,679
                                                                                -------------        -------------

Interest expense
        Deposits........................................................                7,079                2,227
        Federal funds purchased.........................................                   -                    23
        Securities sold under repurchase agreement .....................                  186                  282
        Advances from FHLB..............................................                   85                  212
                                                                                -------------        -------------
              Total interest expense....................................                7,350                2,744
                                                                                -------------        -------------

              Net interest and dividend income..........................                6,780                3,935
Provision for loan losses ..............................................                1,103                  443
                                                                                -------------        -------------
              Net interest and dividend income after
              provison for loan losses..................................                5,677                3,492
                                                                                -------------        -------------
Non-interest income
        Service charges and fees........................................                  572                  455
        Insurance commissions...........................................                   41                   -
        Gain on sale of securities......................................                   -                    16
        Gain on sale of loans...........................................                   10                    9
        Gain on sale of other real estate...............................                   -                    17
        Other income....................................................                    3                    4
                                                                                -------------        -------------
              Total non-interest income.................................                  626                  501
                                                                                -------------        -------------
Non-interest expense
        Salaries and employee benefits..................................                2,922                1,487
        Occupancy.......................................................                  770                  482
        Furniture and equipment.........................................                  316                  181
        Amortization of goodwill........................................                   77                   77
        Other expense...................................................                1,398                1,006
                                                                                -------------        -------------
              Total non-interest expense................................                5,483                3,233
                                                                                -------------        -------------
              Income before income tax expense..........................                  820                  760
Income tax expense .....................................................                  349                  322
                                                                                -------------        -------------
        Net income......................................................        $         471        $         438
                                                                                =============        =============
Per share data
  Net income per share - basic .........................................        $        0.12        $        0.15
                                                                                =============        =============
  Net income per share - diluted........................................        $        0.11        $        0.15
                                                                                =============        =============
  Weighted average shares outstanding - basic...........................            4,075,210            2,842,452
                                                                                =============        =============
  Weighted average shares outstanding - diluted.........................            4,195,409            2,842,452
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

                                              ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (dollars in thousands)
                                                            (unaudited)

                                                                                          Six months ended       Six months ended
                                                                                           June 30, 2001          June 30, 2000
                                                                                          ---------------       -----------------
Operating activities
        Net income................................................................          $        471          $         438
        Adjustments to reconcile net income to net cash provided by operating activities
          Provision for loan losses ..............................................                 1,103                    443
          Depreciation and amortization ..........................................                   427                    260
          Amortization, net of accretion, of investment securities ...............                    27                      4
          Gain on sale of securities .............................................                    -                     (16)
          Gain on sale of loans ..................................................                   (10)                    (9)
          Gain on sale of other real estate owned.................................                    -                     (17)
          Increase in accrued interest receivable.................................                  (199)                  (237)
          Increase in other assets ...............................................                  (458)                  (634)
          Increase in accrued interest payable....................................                    88                    117
          (Decrease) increase in other liabilities................................                  (162)                   102
                                                                                            ------------          -------------
               Net cash provided by operating activities .........................                 1,287                    451
                                                                                            ------------          -------------

Investing activities
        Proceeds from maturities of investment securities
          available for sale......................................................                 8,361                  1,040
        Proceeds from maturities of investment securities
          held to maturity........................................................                 4,912                    620
        Proceeds from sale of investment securities available for sale ...........                    -                      17
        Purchases of investment securities available for sale.....................               (12,943)                (4,998)
        Purchases of investment securities held to maturity.......................               (14,564)                (4,998)
        Purchase of Federal Reserve Bank & FHLB stock ............................                  (367)                  (505)
        Net loan originations and principal collections on loans..................              (105,333)               (37,939)
        Proceeds from loan sales..................................................                   286                    289
        Proceeds from sales of other real estate owned............................                    -                     123
        Purchase of premises and equipment, net...................................                (2,824)                  (824)
                                                                                            ------------          -------------
               Net cash used in investing activities .............................              (122,472)               (47,175)
                                                                                            ------------          -------------

Financing activities
        Net increase in deposits..................................................               111,732                 43,162
        Net change in federal funds purchased.....................................                    -                    (571)
        (Decrease) increase in FHLB advances......................................                (3,000)                 9,000
        Proceeds from issuance of common stock - net of costs of $21..............                13,097                     -
                                                                                            ------------          -------------
               Net cash provided by financing activities .........................               121,829                 51,591
                                                                                            ------------          -------------

Net increase in cash and cash equivalents ........................................                   644                  4,867

Cash and cash equivalents, beginning of period ...................................                33,445                  5,136
                                                                                            ------------          -------------
Cash and cash equivalents, end of period .........................................          $     34,089          $      10,003
                                                                                            ============          =============

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

The Company is incorporated in the state of Delaware and is registered with the Board of Governors of the Federal Reserve Bank as a financial holding company. The Bank is a Florida state chartered commercial bank, with its main office in Palm Beach Gardens, Florida, and branches in Altamonte Springs, Boca Raton, Cocoa Beach, Juno Beach, Jupiter, Orlando (2) and Melbourne, Florida. On March 11, 2000, the Company converted from a one bank holding company to a financial holding company under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "Modernization Act"). This status permits the Company to undertake financial activities which need not be closely related to banking, such as insurance brokerage activities. Under the Modernization Act, the Company's bank subsidiary must remain "well capitalized" (i.e., have a leveraged capital ratio of 5% or greater and a risk based capital ratio of 10% or greater) and well managed, or the Company could be required to divest itself of its non-banking activities. In addition, the Company must maintain a rating of "satisfactory" or better under the Community Reinvestment Act. The Company has entered into a joint venture to sell insurance, and may seek alliances with other financial service providers, as a way to enhance non-interest income.

The Company has formed Admiralty Insurance Services, LLC ("AIS") as a joint venture with USI Florida ("USI") to offer a wide range of insurance products, primarily to customers of the Bank. USI and the Company are each 50 percent owners of AIS. USI and AIS will share equally in commissions on policies sold, and the Company is entitled to 50 percent of the net income of AIS. Under the agreement, USI will absorb all costs incurred by AIS for operating expenses. During the six months ended June 30, 2001, $41 thousand in income from AIS was recognized by the Company.


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

In September 2000, the FASB issued SFAS No. 140, "Accounting for Servicing of Financial Assets and Extinguishments of Liabilities," ("Statement 140") which replaces SFAS No. 125. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Because Statement 140 focuses on control after a transfer of financial assets, an entity is required to recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. All measurements and allocations should be based on fair value. Statement 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The implementation of this statement did not have a material effect on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", ("Statement 141") and SFAS No. 142, "Goodwill and Other Intangible Assets," ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Other intangible assets would continue to be amortized over the estimated useful lives. In the transition, any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

The Company is required to adopt the provisions of Statement 141 immediately and the Company plans to adopt Statement 142 effective January 1, 2002. As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $3.2 million that will be subject to the transition provisions of Statements 141 and 142. Pursuant to Statement 142 no further amortization of goodwill will occur. Amortization expense related to goodwill was $77 thousand and $153 thousand for six months ended June 30, 2001 and the year ended December 31, 2000, respectively. Because of the calculations involved, the Company cannot reasonably estimate at the date of this report whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principal.


NOTE 3 - COMPREHENSIVE INCOME


The following table sets forth the components of the Company's comprehensive income:

                                                          Six months ended
                                                   -----------------------------
                                                   June 30, 2001   June 30, 2000
                                                   -------------   -------------
                                                            (in thousands)

Net Income........................................... $ 471             $ 438

Other comprehensive income, net of tax -
     Change in net unrealized gain on securities
      held available for sale, net of taxes of $46
      and $12 in 2001 and 2000, respectively.........    75                21
                                                      -----             -----
Comprehensive income................................. $ 546             $ 459
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

The following table illustrates the reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the six months ended June 30, 2001 and 2000:


                                                  Six months ended
                                         ---------------------------------
                                         June 30, 2001       June 30, 2000
                                         -------------       -------------
                                               (dollars in thousands)

Net income.............................   $      471           $      438
                                          ==========           ==========
Weighted average shares - basic........    4,075,210            2,842,452

Additional dilutive shares related
 to stock benefit plans................      120,199                    0
                                          ----------           ----------
Weighted average shares - diluted......    4,195,409            2,842,452
                                          ==========           ==========
Basic net income per share.............   $     0.12           $     0.15
                                          ==========           ==========
Diluted net income per share...........   $     0.11           $     0.15
                                          ==========           ==========

The basic and diluted weighted average number of shares outstanding and net income per share information reflect a 1:1.1291 conversion ratio for discretionary conversions of Class A shares to Class B shares, resulting from the change in the Class A conversion ratio caused by the 1999 stock dividend on the Class B shares. During the three and six month periods ended June 30, 2001, 51,250 and 117,500 Class A shares were converted to 57,867 and 132,670 shares of Class B common stock, respectively. As of June 30, 2001, all of the Class A common stock has been converted to Class B common stock.

The basic and diluted weighted average number of shares outstanding and net income per share information reflect an increase in the average number of shares outstanding due to stock purchase warrants exercised during the period. Under the terms of the warrant agreement the Company had the right to accelerate the warrant expiration date in the event that (i) the Class B common stock is traded on a nationally recognized securities exchange or the NASDAQ National or SmallCap Market, and (ii) the Class B common stock has traded at $13.28 per share or above and has not traded below $13.28 per share for 20 consecutive trading days. Having met the two conditions, the Company accelerated the expiration date of the warrants to June 15, 2001. During the three and six month periods ended June 30, 2001, 1,026,979 and 1,079,907 Class B shares were issued for the exercise of warrants. As of June 30, 2001 no warrants remained outstanding.

NOTE 5 - INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and fair value of investment securities and mortgage-backed securities at June 30, 2001 are as follows:


                                          AMORTIZED     GROSS UNREALIZED  GROSS UNREALIZED
                                            COST            GAINS            LOSSES         FAIR VALUE
                                       --------------   ---------------   ----------------  ----------
                                                             (In thousands)
June 30, 2001
-------------
AVAILABLE FOR SALE:

U.S. Government and Agency
 securities.....................           $ 2,000          $ 28            $  0           $ 2,028

Mortgage-backed securities......            16,107           183              (7)           16,283

Other securities................                14             0               0                14
                                           -------          ----            ----           -------
Sub-total.......................           $18,121          $211            $ (7)          $18,325
                                           -------          ----            ----           -------
HELD TO MATURITY:

U.S. Government and Agency
 securities.....................           $   500          $ 17            $  0           $   517

Mortgage-backed securities .....            33,680           526             (23)           34,183
                                           -------          ----            ----           -------
Sub-total.......................           $34,180          $543            $(23)          $34,700
                                           -------          ----            ----           -------
TOTAL ..........................           $52,301          $754            $(30)          $53,025
                                           =======          ====            ====           =======



The amortized cost and fair value of investment and mortgage-backed securities at December 31, 2000 are as follows:


                                          AMORTIZED     GROSS UNREALIZED  GROSS UNREALIZED
                                            COST            GAINS            LOSSES         FAIR VALUE
                                       --------------   ---------------   ----------------  ----------
                                                             (In thousands)
December 31, 2000
-----------------
AVAILABLE FOR SALE:

U.S. Government and Agency
 securities.....................           $ 7,500          $  7            $(30)            7,477

Mortgage-backed securities......             6,031           106               0             6,137

Other securities................                14             0               0                14
                                           -------          ----            ----           -------
Sub-total.......................           $13,545          $113            $(30)          $13,628
                                           -------          ----            ----           -------


HELD TO MATURITY:
U.S. Government and Agency
 securities.....................           $ 1,000          $  5            $ (1)          $ 1,004

Mortgage-backed securities......            23,549           228               0            23,777
                                           -------          ----            ----           -------
Sub-total.......................           $24,549          $233            $ (1)          $24,781
                                           -------          ----            ----           -------
TOTAL ..........................           $38,094          $346            $(31)          $38,409
                                           =======          ====            ====           =======

The carrying value of securities pledged to secure deposits and for other purposes required or permitted by law amounted to approximately $27.5 million and $28.1 million at June 30, 2001 and December 31, 2000, respectively.


NOTE 6 - LOANS

The following schedule presents the components of loans, net of unearned income, by type, as of June 30, 2001 and December 31, 2000:

                                                          June 30, 2001                 December 31, 2000
                                                          -------------                 -----------------
                                                                     (Dollars in thousands)
                                                        Amount       Percent          Amount       Percent
                                                        ------       -------          ------       -------
Commercial and Industrial........................      $ 50,156        15%            $ 43,006        19%

Real Estate Non-Residential Properties...........       233,736        71%             147,996        67%

Residential Properties...........................        25,313         8%              19,399         9%

Construction.....................................        12,770         4%               7,869         3%

Consumer.........................................         5,142         2%               3,424         2%
                                                       --------       ---             --------       ---
Gross Loans......................................       327,117       100%             221,694       100%
                                                                      ---                            ---
less:  net deferred fees.........................         1,045                            684
                                                       --------                       --------
Total loans......................................       326,072                        221,010

less:  allowance for loan losses.................         3,489                          2,381
                                                       --------                       --------
Net loans........................................      $322,583                       $218,629
                                                       ========                       ========

Changes in the allowance for loan losses are as follows:


                                              Six months ended
                                   -------------------------------------
                                   June 30, 2001           June 30, 2000
                                   -------------           -------------
                                           (Dollars in thousands)
                                      --------------------------------
Balance at beginning of year           $2,381                  $1,017
Provision for loan losses               1,103                     443
Charge-offs                                 -                       -
Recoveries                                  5                       3
                                       ------                  ------
Ending Balance                         $3,489                  $1,463
                                       ======                  ======
Ratio of net charge-offs to
average loans outstanding                0.00%                   0.00%

Balance of allowance as a % of
total loans at period end                1.07%                   1.06%



Loans with unpaid principal balances of $425 and $402 thousand were 90 days or more contractually delinquent or on nonaccrual status at June 30, 2001 and December 31, 2000.

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   OVERVIEW
                                   --------

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

 EXPANSION INTO THE ORLANDO, FLORIDA MARKET, WITHIN BREVARD COUNTY, FLORIDA AND
                          INTO BROWARD COUNTY, FLORIDA

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

The Company opened a full service branch in downtown Orlando on September 7, 2000. The Company opened a full service South Orlando branch on March 19, 2001 and opened a full service branch in Altamonte Springs, a suburb of Orlando, on June 15, 2001.

The Company is also expanding its operation in Brevard County, Florida. We currently operate a full service branch in Melbourne which opened in March 2000 and opened a full service branch in Cocoa Beach, Florida in April 2001.

The Company announced its expansion into the Broward County, Florida market in July 2001. We are currently remodeling a former bank branch in downtown Fort Lauderdale, Florida which we expect to open as a full service facility in August 2001.

The Board of Directors and management has focused on the Company's continued growth, as the Board believes the Company must reach a critical mass to maximize profitability and shareholder value. This growth strategy has impacted the Company's earnings through loan loss reserve provisions, to reflect the increased size of the portfolio, and higher non-interest expense. The Company expects to remain focused on franchise growth through the remainder of 2001, and then to focus on enhancing profitability in 2002 and thereafter, while moderating growth.

                             RESULTS OF OPERATIONS


              Three Months Ended June 30, 2001 and June 30, 2000.

For the quarter ended June 30, 2001, the Company generated net income of $171 thousand, a decrease from net income of $225 thousand for the second quarter of 2000.

At June 30, 2001, the Company's total assets reached $423.7 million, an increase of 40.6% over total assets at December 31, 2000. The Company's net loans totaled $322.6 million, an increase of 47.5% over net loans at December 31, 2000, and the Company's deposits totaled $373.0 million, an increase of 42.8% over total deposits at December 31, 2000.

Interest and Dividend Income. Total interest and dividend income increased $3.7 million, or 101.7%, to $7.4 million for the quarter ended June 30, 2001 from $3.7 million for the same period of 2000. This increase in interest income primarily relates to an increase in the Company's average balance of earning assets, partially offset by a lower yield on the portfolio of interest earning assets. Average balances increased by $173.8 million for loans, $15.8 million for investment securities including Federal Reserve Bank stock and FHLB stock and $12.0 million for federal funds sold. The average yield on the loan portfolio decreased to 8.5% in the second quarter of 2001, compared to 9.4% in the second quarter of 2000. The average yield on federal funds sold decreased to 4.3% in 2001 from 6.4% in 2000. The average yield on investment securities, including Federal Reserve Bank and FHLB stocks, decreased to 6.6% in the second quarter 2001 from 7.1% in the second quarter of 2000. During the three months ended June 30, 2001 the yield on the Company's interest earning assets decreased to 8.0% from 8.8% earned during the three months ended June 30, 2000. All decreases are due primarily to lower market rates of interest.

Interest Expense. The Company's interest expense for the second quarter of 2001 increased $2.2 million, or 143.2%, to $3.8 million from $1.6 million for the same period last year. The increase in interest expense reflects a 142.1% increase in average interest bearing liabilities at June 30, 2001, as compared to the same period in 2000. The average balance of time deposits and money market deposits increased by $138.6 million, and $45.9 million, respectively, in the second quarter of 2001 as compared to the same period in 2000. The increase in time deposits reflects our need to aggressively compete for deposits to fund our ongoing loan growth. The increase in money market deposit accounts reflects the success of our tiered-rate money market accounts which offer competitive rates based upon the size of the customer's account balance. In addition, the average balance of the Company's non-interest bearing demand deposits increased by $17.7 million, to $50.2 million for the three months ended June 30, 2001 from $32.5 million for the three months ended June 30, 2000. The Company's average cost of deposits for the three months ended June 30, 2001 increased to 4.3% from 3.7% for the comparable period of 2000, primarily due to the increased volume of the higher yielding money market and time deposit accounts, needed to fund our continued loan growth, partially offset by lower rates being paid on those accounts. The average balance of securities sold under agreement to repurchase was $5.9 million, and the average balance of advances from the FHLB was $2.1 million, at average rates of 6.4% and 4.7% respectively, during the three months ended June 30, 2001. In the quarter ended June 30, 2000 the average balance of securities sold under agreement to repurchase was $9.1 million and the average of advances from the FHLB was $9.2 million, at average rates of

6.2% and 6.5% respectively. The funds obtained through the repurchase agreement and FHLB advances were used to purchase securities under a leveraged growth and interest rate risk reduction strategy. The Company's average cost of funds for the three months ended June 30, 2001, increased to 4.3% from 4.0% in the comparable period of 2000.

Net-Interest and Dividend Income. Net interest and dividend income for the three months ended June 30, 2001, increased by $1.5 million, or 70.6%, over the same period last year.

The Company's net interest spread decreased 78 basis points to 3.00% for the three months ended June 30, 2001, from 3.78% for the comparable period of 2000, reflecting the Company's lower yield on earning assets and higher cost of funds for the current period.

Provision for Loan Losses. The increase to $656 thousand from $244 thousand in the provision for loan losses for the three months ended June 30, 2001, compared to the comparable period of 2000, reflects the growth in the loan portfolio in the second quarter of 2001 compared to the same period the prior year. The Company's provision for loan losses maintained the reserve at a level management believes appropriate in light of the Company's lending activities, the quality of the loan portfolio, historical experience, volume and type of lending conducted by the Company, the status of past due and non-performing loans, the general economic conditions of the Company's lending area and other factors affecting collectibility of the Company's loan portfolio. The provision for the three months ended June 30, 2001 was due to growth primarily in the non-residential real estate loan portfolio and to a lesser extent due to growth in the commercial and industrial, residential real estate and construction loan portfolios. The Company had no material recoveries or charge offs against the reserve during the quarter. The Company did not experience any material change in its level of classified loans during the three month period ended June 30, 2001, while the Company's ratio of non-performing assets to total assets declined to 0.10% at June 30, 2001 from 0.18% at December 31, 2000. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, the financial status of borrowers and regulatory requirements.

Non-Interest Income. For the second quarter of 2001, total non-interest income increased $66 thousand, or 26.6%, from the same period of last year. The increase includes $69 thousand more in service charges and fees and $24 thousand in commissions earned by Admiralty Insurance Services, LLC, the Company's insurance affiliate. These increases were partially offset by the absence of any gains on sales of loans or gains on sales of other real estate in the second quarter of 2001, while the Company had $9 thousand in gains on sales of loans and $17 thousand in gains on sale of other real estate in the second quarter of 2000.

Non-Interest Expense. For the three month period ended June 30, 2001, the Company experienced increases in its non-interest expense over the comparable period of 2000. For the three month period ended June 30, 2001, the Company's total non-interest expense was $2.9 million, compared to total non-interest expense of $1.7 million for the 2000 period. The increase in non-interest expense in the three month period of 2001 reflects a $780 thousand increase in compensation and employee benefit expense as the Company hired additional staff to administer growth in its loan and deposit portfolios and to staff its new full service branches in downtown Orlando (which opened in September 2000), South Orlando (which opened in March 2001), Cocoa Beach (which opened in April
2001) and Altamonte Springs which opened in June 2001. Full time equivalent employees increased to 118 at June 30, 2001, from 66 at June 30, 2000.

Occupancy expense increased by $163 thousand, or 61.0%, in the three months ended June 30, 2001 as compared to the same period in 2000. Rents at the downtown Orlando office, South Orlando office, Cocoa Beach office and Altamonte Springs office were $71 thousand, $41 thousand, $27 thousand and $11 thousand, respectively, in the second quarter of 2001 while the Company did not have these locations in the second quarter of 2000. Furniture and equipment expenses increased to $169 thousand in the second quarter of 2001 from $97 thousand in the second quarter of 2000. Furniture and equipment expenses at the Cocoa Beach office, downtown Orlando office, Altamonte Springs office, and the South Orlando office were $8 thousand, $17 thousand, $3 thousand and $8 thousand respectively in 2001 while the Company did not have these locations in 2000. The Company also had $30 thousand more in furniture and equipment expenses related to its administrative and operational functions, primarily related to its new in-house data processing and items processing functions which were put into service in April 2000. Goodwill amortization totaled $39 thousand for the second quarter of 2001 and 2000. The Company also experienced the following increases in other non-interest expenses related primarily to its growth: telephone expense increased $24 thousand, or 66.0%, stationery and supplies expense increased $38 thousand, or 92.6%, business development expense increased $36 thousand, or 96.1%, donations increased $17 thousand, or 491.7%, directors fees and expenses increased $23 thousand, or 112.3%, committee fees increased $15 thousand compared to no such fees in the second quarter of 2000 and FDIC and State assessments increased $30 thousand, or 194.7%. ATM processing fees decreased $14 thousand, or 58.8% and other losses decreased $53 thousand, or 100% from the second quarter of 2000.

Income Taxes. Income tax expense decreased to $137 thousand for the quarter ended June 30, 2001, compared to $166 thousand for the same period last year due to lower taxable income in the current quarter. The effective tax rate for the second quarter of 2001 was 44.5% compared to 42.5% in the second quarter of 2000. The increase in the effective rate for the quarter results from changes in estimates of the annual effective tax rate from quarter to quarter.

               Six months Ended June 30, 2001 and June 30, 2000.

For the period ended June 30, 2001, the Company generated net income of $471 thousand, an increase from net income of $438 thousand for the same period in 2000.

Interest and Dividend Income. Total interest and dividend income increased $7.4 million, or 111.6%, to $14.1 million for the period ended June 30, 2001 from $6.7 million for the same period of 2000. This increase in interest income primarily relates to an increase in the Company's average balance of earning assets, partially offset by a lower yield on the portfolio of interest earning assets. Average balances increased by $155.1 million for loans, $12.7 million for investment securities including Federal Reserve Bank stock and FHLB stock and $18.2 million for federal funds sold. The average yield on the loan portfolio decreased to 8.9% in the six month period ended June 30, 2001, compared to 9.3% in the same period in 2000. The average yield on federal funds sold decreased to 5.1% in 2001 from 6.3% in 2000. The average yield on investment securities, including Federal Reserve Bank and FHLB stocks, decreased to 6.7% in the period ended June 30, 2001 from 7.0% in the same period in 2000. During the six months ended June 30, 2001 the yield on the Company's interest earning assets decreased to 8.4% from 8.7% earned during the six months ended June 30, 2000. These decreases are due primarily to lower market rates of interest.

Interest Expense. The Company's interest expense for the period ended June 30, 2001 increased $4.6 million, or 167.9%, to $7.3 million from $2.7 million for the same period last year. The increase in interest expense reflects a 146.1% increase in average interest bearing liabilities at June 30, 2001, as compared to the same period in 2000. The average balance of time deposits and money market deposits increased by $126.1 million, and $43.1 million, respectively, in the period ended of 2001 as compared to the same period in 2000. The increase in time deposits reflects our need to aggressively compete for deposits to fund our ongoing loan growth. The increase in money market deposit accounts reflects the success of our tiered-rate money market accounts which offer competitive rates based upon the size of the customer's account balance. In addition, the average balance of the Company's non-interest bearing demand deposits increased by $14.9 million, to $45.9 million for the six months ended June 30, 2001 from $31.0 million for the six months ended June 30, 2000. The Company's average cost of deposits for the six months ended June 30, 2001 increased to 4.5% from 3.5% for the comparable period of 2000, primarily due to the increased volume of the higher yielding money market and time deposit accounts, needed to fund our continued loan growth, partially offset by lower rates being paid on those accounts. The average balance of securities sold under agreement to repurchase was $5.9 million, and the average balance of advances from the FHLB was $3.0 million, at average rates of 6.4% and 5.7% respectively, during the six months ended June 30, 2001. In the period ended June 30, 2000 the average balance of securities sold under agreement to repurchase was $9.1 million and the average of advances from the Federal Home Loan Bank was $6.6 million, at average rates of 6.2% and 6.4% respectively. The funds obtained through the repurchase agreement and FHLB advances were used to purchase securities under a leveraged growth and interest rate risk reduction strategy. The Company's average cost of funds for the six months ended June 30, 2001, increased to 4.6% from 3.8% in the comparable period of 2000.

Net-Interest and Dividend Income. Net interest and dividend income for the six months ended June 30, 2001, increased by $2.8 million, or 72.3%, over the same period last year.

The Company's net interest spread decreased 80 basis points to 3.07% for the six months ended June 30, 2001, from 3.87% for the comparable period of 2000, reflecting the Company's lower yield on earning assets and higher cost of funds for the current period.

Provision for Loan Losses. The increase to $1.1 million from $443 thousand in the provision for loan losses for the six months ended June 30, 2001, compared to the comparable period of 2000, reflects the growth in the loan portfolio in the period ended June 30, 2001 compared to the same period the prior year. The Company's provision for loan losses maintained the reserve at a level management believes appropriate in light of the Company's lending activities, the quality of the loan portfolio, historical experience, volume and type of lending conducted by the Company, the status of past due and non-performing loans, the general economic conditions of the Company's lending area and other factors affecting collectibility of the Company's loan portfolio. The provision for the six months ended June 30, 2001 was due to growth primarily in the non-residential real estate loan portfolio and to a lesser extent due to growth in the commercial and industrial, residential real estate and construction loan portfolios. The Company had recoveries of $5 thousand and no charge offs against the reserve. The Company did not experience any material change in its level of classified loans during the six month period ended June 30, 2001, while the Company's ratio of non-performing assets to total assets declined to 0.10% at June 30, 2001 from 0.18% at December 31, 2000. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, the financial status of borrowers and regulatory requirements.

Non-Interest Income. For the first six months of 2001, total non-interest income increased $125 thousand, or 25.0%, from the same period of last year. The increase includes $117 thousand more in service charges and fees and $41 thousand in commissions earned by Admiralty Insurance Services, LLC, the Company's insurance affiliate. These increases were partially offset by the absence of any gains on sales of securities or gains on sales of other real estate in the period ended June 30, 2001, while the Company had $16 thousand in gains on sales of securities and $17 thousand in gains on sale of other real estate in the period ended June 30, 2000.

Non-Interest Expense. For the six month period ended June 30, 2001, the Company experienced increases in its non-interest expense over non-interest expense for the comparable period of 2000. For the six month period ended June 30, 2001, the Company's total non-interest expense was $5.5 million, compared to total non-interest expense of $3.2 million for the comparable period in 2000. The increase in non-interest expense in the first six months of 2001 reflects a $1.4 million increase in compensation and employee benefit expense as the Company hired additional staff to administer growth in its loan and deposit portfolios and to staff its new full service branches in downtown Orlando (which opened in September 2000), South Orlando (which opened in March 2001), Cocoa Beach (which opened in April 2001) and Altamonte Springs which opened in June 2001. Full time equivalent employees increased to 118 at June 30, 2001, from 66 at June 30, 2000. Occupancy expense increased by $288 thousand, or 59.8%, in the six months ended June 30, 2001 as compared to the same period in 2000. Rents at the downtown Orlando office, South Orlando office, Melbourne office, and Cocoa Beach office were $132 thousand, $45 thousand, $18 thousand, and $27 thousand, respectively, in the period ended June 30, 2001 while the Company did not have these locations in 2000. Furniture and equipment expenses increased to $316 thousand in the six month period ended June 30, 2001 from $181 thousand in the comparable period of 2000. Furniture and equipment expenses at the

Cocoa Beach office, downtown Orlando office, Altamonte Springs office, and the South Orlando office were $9 thousand, $36 thousand, $4 thousand and $9 thousand respectively in 2001 while the Company did not have these locations in the comparable period of 2000. The Company also had $58 thousand more in furniture and equipment expenses related to its administrative and operational functions primarily related to its new in-house data processing and items processing functions which were put into service in April 2000. Goodwill amortization totaled $77 thousand for the six month periods ended June 30, 2001 and 2000. The Company also experienced the following increases in other non-interest expenses related primarily to its growth: telephone expense increased $38 thousand, or 58.4%, waived check printing fees increased $23 thousand, or 139.2%, stationery and supplies expense increased $54 thousand, or 68.5%, business development expense increased $62 thousand, or 110.1%, data processing costs increased $41 thousand, or 23.9%, directors fees and expenses increased $45 thousand, or 100.0%, and FDIC and State assessments increased $54 thousand, or 186.9%. ATM processing fees decreased $28 thousand, or 59.4% and other losses decreased $53 thousand, or 93.1%.

Income Taxes. Income tax expense increased to $349 thousand for the period ended June 30, 2001, compared to $322 thousand for the same period last year due to higher taxable income in the current period. The effective tax rate for the period ended of 2001 was 42.6% compared to 42.4% in the period ended of 2000.

                              FINANCIAL CONDITION

                  June 30, 2001 compared to December 31, 2000

Total assets increased to $423.7 million, an increase of $122.3 million, or 40.6%, from total assets of $301.4 million at December 31, 2000. Increases in total assets included increases of 2.1 million in cash and demand balances due from banks, $104.0 million in net loans, $9.6 million in investment securities held to maturity, $4.7 million in investment securities available for sale, $2.5 million in net premises and equipment, $199 thousand in accrued interest receivable, and decreases of $930 thousand in interest bearing due from banks and $546 thousand in federal funds sold.

The $104.0 million increase in net loans is comprised primarily of $7.1 million in commercial loans, $85.7 million in non-residential real estate loans, $5.9 million in residential real estate loans, and $4.9 million in construction loans. The net increase is the result of the management team's efforts to attract new business and expand relationships with existing customers. Loans originated in the recently opened Orlando, Florida branches contributed $51 million toward the overall increase in loans.

At June 30, 2001, cash and due from banks increased $2.1 million partially as a result of additional cash for the newly opened branches and partially due to larger cash letters associated with the larger depositor base. Interest bearing due from banks decreased $930 thousand as one bank account which was no longer needed was closed and funds were drawn down from the Federal Home Loan Bank account. The Company added to its investment portfolio to enhance its return on its liquid assets and maintain adequate liquidity. Securities available for sale and securities held to maturity increased $4.7 million and $9.6 million respectively, during the first six months of 2001. Federal Reserve Bank stock and FHLB stock increased $367 thousand as the Company increased its holdings of Federal Reserve Bank stock in compliance with its membership requirements. Accrued interest receivable increased $199 thousand as a result of growth in the loan and investment portfolios. The Company's net investment in premises and equipment increased $2.5 million, including $1.1 million for land to be used for the Altamonte Springs branch. The Altamonte Springs branch opened June 15, 2001 in a leased modular building. A permanent branch will be built on the remaining portion of the land. The site occupied by the permanent building is a corner lot with access from two roads. After the permanent facility is opened the
Company expects to return the modular unit and sell the excess land.   The
increase in net premises and equipment also includes net increases of $532 thousand, $343 thousand and $338 thousand for improvements at the South Orlando, downtown Orlando and Cocoa Beach branches, respectively. The South Orlando branch opened during March 2001, the downtown Orlando branch moved into its permanent location in February 2001, and the Cocoa Beach office opened in April 2001. Other assets increased $458 thousand, including increases of $216 thousand in prepaid expenses and $287 thousand in taxes receivable.

Total deposits increased 42.8%, to $373.0 million at June 30, 2001 from $261.3 million at December 31, 2000. Deposits are summarized as follows:


                                           June 30, 2001    December 31, 2000
                                           -------------    -----------------
                                                   (in thousands)
Non-interest bearing demand..............     $ 49,412          $ 41,025
Savings, NOW and money market............      127,304            88,986
Time deposits, under $100,000............       86,648            63,607
Time deposits, $100,000 and over.........      109,683            67,697
                                              --------          --------
                                              $373,047          $261,315
                                              ========          ========

Money market accounts increased $32.4 million in the first six months of 2001. This increase reflects the market's acceptance of two, tiered rate money market account products, which pay increased rates as the balance in the account increases.

Time deposits increased $65.0 million in the six months of 2001. The Company subscribes to a deposit listing service on the internet which allows it to post time deposit rates on a web site which is available to other subscribers who use the site as an information source for investing in time deposits. The deposits raised through this program are primarily deposits of credit unions, savings banks and commercial banks, although $22.9 million in deposits have been raised through deposit brokers utilizing the program. Certificates of deposit sold to brokers are at the same rates and terms offered to the banks and credit unions utilizing the program. The terms of the deposits offered through the internet program are generally from ninety days to three years. The Company raised $45.4 million with this program in the first six months of 2001. At June 30, 2001 the Company had $79.5 million in deposits raised through this program compared to $34.1 million at December 31, 2000. The weighted average rate of the internet portfolio at June 30, 2001 was 5.13% and the weighted average remaining life was
5.39 months. The weighted average rate of the local time deposit portfolio, excluding public fund time deposits, at June 30, 2001 was 5.56% and the weighted average remaining life was 6.01 months.

The following table sets forth the average amounts of various types of deposits for each of the periods indicated:


                                                         JUNE 30, 2001                       DECEMBER 31, 2000
                                               --------------------------------      -------------------------------
                                                                    AVERAGE                                AVERAGE
                                                 AMOUNT              YIELD              AMOUNT              YIELD
                                                 ------             -------             ------             --------
                                                                   (dollars in thousands)
Non-Interest Bearing Demand .............        $ 45,918            0.0%              $ 32,738              0.0%
Interest-Bearing Demand..................          17,201            0.6%                12,544              0.7%
Money Market Deposits ...................          85,639            4.3%                53,811              5.0%
Savings Deposits.........................           2,163            1.8%                 2,296              2.0%
Time Deposits............................         165,970            6.3%                63,912              6.5%
                                                 --------                              --------
Total                                            $316,891                              $165,301
                                                 ========                              ========


The decreased average yield on time deposits is attributable to lower market interest rates. The Company offered these higher yielding certificates of deposit to attract deposits to fund the growth in the loan portfolio.

FHLB advances totaled $1.0 million at June 30, 2001 compared to $4.0 million at December 31, 2000. The funds used to reduce the borrowing were raised through the deposit portfolio. The funds obtained in this borrowing were used toward the purchase of a $10 million GNMA II mortgage-backed security, of which one half is classified as available for sale and one half is classified as held to maturity. The security is pledged to secure the borrowing line and the Company is required to maintain a specified margin between the market value of the security and the amount advanced under the line.

The following table sets forth information regarding the Company's short-term borrowing at and for the periods indicated:




                                                                Six months ended   Twelve months ended
                                                                  June 30, 2001     December 31, 2000
                                                                ----------------   -------------------
                                                                     (dollars in thousands)
FHLB advances
      Balance outstanding..............................             $1,000              $4,000
      Weighted average interest rate at period end.....                3.9%                6.6%
      Maximum balance at any month-end.................             $4,000              $9,400
      Average amount outstanding during period.........             $2,992              $6,118
      Weighted average interest rate during period.....                5.8%                6.6%


Accrued interest payable increased $88 thousand, or 14.7%, due primarily to an increased volume of interest paying liabilities partially offset by lower rates on some of those liabilities. Other liabilities decreased $162 thousand, or 19.5%, due primarily to a $64 thousand decrease in loan commitment fees on loans not yet closed and a $12 thousand increase in accrued expenses payable and a $93 thousand decrease in taxes payable.

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

Non-accrual loans increased to $425 thousand at June 30, 2001 from $402 thousand at December 31, 2000. The balance represents the unguaranteed portion of six Small Business Administration loans and one automobile loan to an individual. Management believes these loans are all adequately reserved and it does not expect any material losses as a result of these credits.

The Company had no other real estate owned at June 30, 2001 or December 31, 2000.

The following table sets forth information concerning risk elements in the Company's portfolio:


                                        June 30,              December 31,
                                          2001                    2000
                                        --------              ------------
                                             (dollars in thousands)

Non-accrual loans                      $   425                   $   402

Other real estate owned                      0                         0
                                       -------                   -------

Total non-performing assets(1)         $   425                   $   402
                                       =======                   =======

Non-accrual loans to total loans          0.13%                     0.18%

Non-performing assets to total assets     0.10%                     0.18%

Allowance for loan losses as a
percentage of non-performing assets     820.94%                   592.29%


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

At June 30, 2001, the allowance for loan losses was $3.5 million, an increase of $1.1 million from December 31, 2000. During the six months ended June 30, 2001 the Company had no charge-offs, recoveries of $5 thousand and provided a loan loss provision of $1.1 million.

INVESTMENT SECURITIES

At June 30, 2001, the Company's investment securities portfolio, both held to maturity and available for sale, totaled $52.5 million, an increase of $14.3 million, from total investment securities of $38.2 million at December 31, 2000. The Company invested primarily in mortgage backed securities during the first six months of 2001. At June 30, 2001, $18.3 million of the Company's investment securities were classified as available for sale and $34.2 million were classified as held to maturity. At December 31, 2000, $13.6 million and $24.6 million of securities were classified as available for sale and held to maturity, respectively.


LIQUIDITY

Net cash provided by the Company's operating activities was $1.3 million in the first six months of 2001 compared to $451 thousand for the six months ended June 30, 2000. The increase is the result of the period's net income as well as the non-cash increase in the allowance for loan losses.

Net cash used in investing activities was $122.5 million in the period ended June 30, 2001 compared to $47.2 million in the comparable period of 2000. The Company used $14.2 million for net investment securities in 2001, while in 2000 it used $8.3 million for its securities portfolio. Additionally, the Company used $105.0 million and $37.7 million for net loans and loan sales in the first six months of 2001 and 2000, respectively.

Net cash provided by the Company's financing activities was $121.8 million in the first six months of 2001, and $51.6 million in the comparable period of 2000. The increase in 2001 was due to a $111.7 million increase in deposits, net proceeds of $13.1 million for stock issued and repayment of $3 million of FHLB borrowings. Deposits provided an increase of $43.2 million and proceeds from FHLB advances provided $9.0 million in the three months ended June 30, 2000.

As a state chartered commercial bank, the Bank is required to maintain a daily liquidity position equal to at least 15 percent of its total transaction accounts and 8 percent of its total nontransaction accounts, less those deposits of public funds for which security has been pledged. As of June 30, 2001, the Bank had a liquidity ratio of 19.4% which was adequate to meet the statutory requirement. The primary source of the Bank's liquidity is federal funds sold - overnight loans to major commercial banks. At June 30, 2001, federal funds sold totaled $20.6 million. Funds not required to meet loan and deposit demand were invested primarily in mortgage-backed and U.S. Government Agency securities.
The Bank considers these investments to be secondary sources of liquidity. The Bank's investment securities classified as available for sale had a carrying value of $18.3 million at June 30, 2001.

An additional external source of liquidity is an unsecured $7.5 million federal funds overnight borrowing line of credit and a secured line of credit with a correspondent bank. The Company's unencumbered investment securities are the collateral for the secured line of credit and serve to determine the total amount available under the line. At June 30, 2001, no funds were drawn under either the secured or unsecured line. The Company did not draw on either the secured or unsecured lines of credit during the six months ended June 30, 2001. The Company also maintains a line of credit at the Federal Home Loan Bank of Atlanta secured by securities and first mortgage loans. The total credit available under this line is ten percent of the Bank's assets with the actual amount available based on the market value of the collateral pledged.


CAPITAL RESOURCES

Total stockholders' equity increased to $42.4 million at June 30, 2001 from $28.7 million at December 31, 2000. June 30, 2001 equity was affected by net income of $471 thousand, $2.5 million raised through a public offering of the Company's Class B common stock, $10.5 million raised as a result of the exercise of warrants, $54 thousand from the exercise of stock options and an increase of $75 thousand in net unrealized gains on available for sale securities.

At June 30, 2001, the Company exceeded all regulatory capital requirements as follows:




                                                         CAPITAL ADEQUACY
                                                      (dollars in thousands)

                                                                                         TO BE WELL CAPITALIZED
                                                                    FOR CAPITAL          UNDER PROMPT CORRECTIVE
                                             ACTUAL              ADEQUACY PURPOSES          ACTION PROVISIONS
                                        -----------------        -------------------     -----------------------
                                        AMOUNT      RATIO        AMOUNT        RATIO     AMOUNT            RATIO
                                        ------      -----        ------        -----     ------            -----
                                                              (Dollars in thousands)
Total Capital
     (to risk weighted assets)......    42,173   11.53%         *29,256       *8.00%     *36,569          *10.00%

Tier I Capital
     (to risk weighted assets)......    38,684   10.58%         *14,628       *4.00%     *21,942           *6.00%

Tier I Capital
     (to average assets)............    38,684    9.87%         *15,677       *4.00%     *19,596           *5.00%

*  Greater than or equal to

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

At June 30, 2001, the Bank exceeded all regulatory capital requirements as follows:



                                                         CAPITAL ADEQUACY
                                                      (dollars in thousands)




                                                                                       TO BE WELL CAPITALIZED
                                                                    FOR CAPITAL        UNDER PROMPT CORRECTIVE
                                             ACTUAL              ADEQUACY PURPOSES        ACTION PROVISIONS
                                        -----------------        -------------------     -------------------
                                        AMOUNT      RATIO        AMOUNT        RATIO     AMOUNT        RATIO
                                        ------      -----        ------        -----     ------        -----
                                                            (Dollars in thousands)
Total Capital
      (to risk weighted assets).....    41,612      11.38%         *29,251      *8.00%    *36,564      *10.00%

Tier I Capital
      (to risk weighted assets) ....    38,123      10.43%         *14,626      *4.00%     *21,938      *6.00%

Tier I Capital
      (to average assets)...........    38,123       9.89%        *15,423      *4.00%     *19,279      *5.00%

*  Greater than or equal to

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

Not applicable

Item 3    Defaults Upon Senior Securities

Not applicable

Item 4    Submission of Matters to a Vote of Security Holders


(a)  The annual shareholders' meeting was held April 27, 2001.
(b)  Not applicable.
(c) The following directors were elected to serve three year terms in an uncontested election:

                                     Shares Voted          Shares Voted                                          Broker Non-
                                          For            Against/Withheld              Abstentions                  Votes
--------------------------------------------------------------------------------------------------------------------------------
Sidney Hofing                        3,230,698                  0                       54,729                         0
--------------------------------------------------------------------------------------------------------------------------------
Ward Kellogg                         3,230,598                  0                       54,829                         0
--------------------------------------------------------------------------------------------------------------------------------
Patrick C. Mathes, III               3,230,698                  0                       54,729                         0
--------------------------------------------------------------------------------------------------------------------------------
Peter L.A. Pantages                  3,230,474                  0                       54,953                         0
--------------------------------------------------------------------------------------------------------------------------------
Joseph Veccia                        3,230,474                  0                       54,953                         0
--------------------------------------------------------------------------------------------------------------------------------

(d)  Not applicable.


Item 5    Other Information

Not applicable.


Item 6    Exhibits and Reports on Form 8-K

(a)  Exhibits

     Number  Description

     None.

(b)   Reports on Form 8-K


On June 4, 2001 the Company filed a Form 8-K announcing the calling of its outstanding warrants and announcing that the Registrant's directors would be exercising their stock warrants.

On April 26, 2001 the Company filed a Form 8-K announcing its results for the first quarter of 2001.

                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      ADMIRALTY BANCORP, INC.


Date:   August 10, 2001               By:   /s/ Ward Kellogg
                                         -----------------------------
                                         WARD KELLOGG, President


Date:  August 10, 2001                By:   /s/ Kevin M. Sacket
                                         -----------------------------
                                         KEVIN M. SACKET, Treasurer
                                         (Principal Financial Officer)