Form 10QSB
period 2001-09-30
ADMIRALTY BANCORP INC
filed 2001-11-14
CIK 1066808

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                              ___________________

                                  FORM 10-QSB
                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2001 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________________ to __________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       ------

As of November 9, 2001 there were 5,030,642 shares of Class B common stock outstanding.

                    ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                               TABLE OF CONTENTS

Part I. Financial Information

Item 1. Financial Statements
                                                                                                 Page
                                                                                                 ----
        Condensed Consolidated Balance Sheets (unaudited) -
         At September 30, 2001 and at December 31, 2000........................................   3

        Condensed Consolidated Statements of Operations (unaudited) -
         Three months ended September 30, 2001 and 2000........................................   4

        Condensed Consolidated Statements of Operations (unaudited) -
         Nine months ended September 30, 2001 and 2000.........................................   5

        Condensed Consolidated Statements of Cash Flows (unaudited) -
         Nine months ended September 30, 2001 and 2000.........................................   6

        Notes to Condensed Consolidated Financial Statements (unaudited).......................   7

Item 2.  Management's Discussion and Analysis of Financial Condition
          And Results of Operations............................................................  14

Part II. Other Information

         Item 1.  Legal Proceedings............................................................  29

         Item 2. Changes in Securities and Use of Proceeds.....................................  29

         Item 3. Defaults Upon Senior Securities...............................................  29

         Item 4. Submission of Matters to a Vote of Security Holders...........................  29

         Item 5. Other Information.............................................................  29

         Item 6. Exhibits and Reports on Form 8-K..............................................  29

                 Signature Page................................................................  30

                    Admiralty Bancorp, Inc. and subsidiary

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)
                                  (unaudited)

                                                                      September 30, 2001    December 31, 2000
                                                                      ------------------    -----------------
ASSETS
Cash and cash equivalents
        Cash and due from banks .........................................  $  13,235            $  11,221
        Interest bearing due from banks .................................         25                1,035
        Federal funds sold ..............................................     43,358               21,189
                                                                           ---------            ---------
              Total cash and cash equivalents ...........................     56,618               33,445
Investment securities available for sale,
        at fair market value ............................................     20,965               13,628
Investment securities held to maturity, at cost
        (fair market value of $36.5 million and $24.8 million at
        September 30, 2001 and December 31, 2000, respectively) .........     35,417               24,549
Loans, net ..............................................................    357,741              218,629
Accrued interest receivable .............................................      1,877                1,439
Federal Reserve Bank and FHLB stock .....................................      1,992                1,337
Premises and equipment, net .............................................      5,457                2,666
Deferred tax asset, net .................................................        628                  774
Goodwill, net ...........................................................      3,271                3,387
Other assets ............................................................      1,943                1,507
                                                                           ---------            ---------
        Total assets ....................................................  $ 485,909            $ 301,361
                                                                           =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits ................................................................  $ 434,218            $ 261,315
Securities sold under agreement to repurchase ...........................      5,900                5,900
Advances from FHLB ......................................................      1,000                4,000
Accrued interest payable ................................................        739                  597
Other liabilities .......................................................      1,060                  831
                                                                           ---------            ---------
        Total liabilities ...............................................    442,917              272,643
                                                                           ---------            ---------
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 2,000,000 shares
        authorized, no shares issued or outstanding .....................         --                   --
Common stock, Class A, no par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2001 and
        117,500 shares issued and outstanding at December 31, 2000,......         --                  990
Common stock, Class B, no par value, 7,500,000 shares authorized,
        5,029,142 and 3,555,431 shares issued and outstanding
        at September 30, 2001 and December 31, 2000, respectively .......     44,594               30,507
Accumulated deficit .....................................................     (1,897)              (2,831)
Accumulated other comprehensive income, net .............................        295                   52
                                                                           ---------            ---------
        Total shareholders' equity ......................................     42,992               28,718
                                                                           ---------            ---------
        Total liabilities and shareholders' equity ......................  $ 485,909            $ 301,361
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

                    Admiralty Bancorp, Inc. and subsidiary

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per-share data)
                                  (unaudited)

                                                                    Three Months             Three Months
                                                                       Ended                    Ended
                                                                 September 30, 2001        September 30, 2000
                                                                 ------------------        ------------------
Interest and dividend income
        Loans ...................................................... $     6,976              $     3,632
        Mortgage-backed securities .................................         812                      506
        Other debt securities ......................................          46                      107
        Federal funds sold .........................................         256                      190
        Dividends from FRB and FHLB stock ..........................          30                       23
        Other ......................................................           3                        4
                                                                     -----------              -----------
              Total interest and dividend income ...................       8,123                    4,462
                                                                     -----------              -----------

Interest expense
        Deposits ...................................................       3,856                    1,977
        Securities sold under repurchase agreement .................          94                      142
        Advances from FHLB .........................................          10                      123
                                                                     -----------              -----------
              Total interest expense ...............................       3,960                    2,242
                                                                     -----------              -----------

              Net interest and dividend income .....................       4,163                    2,220
Provision for loan losses ..........................................         526                      370
                                                                     -----------              -----------

              Net interest and dividend income after
              provision for loan losses ............................       3,637                    1,850
                                                                     -----------              -----------

Non-interest income
        Service charges and fees ...................................         274                      231
        Insurance commissions ......................................         (10)                      12
        Gain on sale of securities .................................          --                        1
        Gain on sale of loans ......................................          --                       28
        Other income ...............................................           1                       --
                                                                     -----------              -----------
              Total non-interest income ............................         265                      272
                                                                     -----------              -----------

Non-interest expense
        Salaries and employee benefits .............................       1,654                    1,000
        Occupancy ..................................................         461                      278
        Furniture and equipment ....................................         187                      123
        Amortization of goodwill ...................................          38                       38
        Other expense ..............................................         788                      525
                                                                     -----------              -----------
              Total non-interest expense ...........................       3,128                    1,964
                                                                     -----------              -----------

              Income before income tax expense .....................         774                      158
Income tax expense .................................................         311                       40
                                                                     -----------              -----------
        Net income ................................................. $       463              $       118
                                                                     ===========              ===========
Per share data
  Net income per share - basic ..................................... $      0.09              $      0.04
                                                                     ===========              ===========
  Net income per share - diluted ................................... $      0.08              $      0.04
                                                                     ===========              ===========
  Weighted average shares outstanding - basic ......................   5,280,599                3,093,912
                                                                     ===========              ===========
  Weighted average shares outstanding - diluted ....................   5,523,040                3,093,912
                                                                     ===========              ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    Admiralty Bancorp, Inc. and subsidiary

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per-share data)
                                  (unaudited)

                                                                  Nine Months          Nine Months
                                                                     Ended                Ended
                                                               September 30, 2001    September 30, 2000
                                                               -------------------   ------------------
Interest and dividend income
        Loans ...............................................       $   18,991            $    9,023
        Mortgage-backed securities ..........................            2,173                 1,442
        Other debt securities ...............................              207                   325
        Federal funds sold ..................................              788                   283
        Dividends from FRB and FHLB stock ...................               77                    62
        Other ...............................................               17                     6
                                                                    ----------            ----------
              Total interest and dividend income ............           22,253                11,141
                                                                    ----------            ----------
Interest expense
        Deposits ............................................           10,935                 4,204
        Federal funds purchased .............................               --                    23
        Securities sold under repurchase agreement ..........              280                   424
        Advances from FHLB ..................................               95                   335
                                                                    ----------            ----------
              Total interest expense ........................           11,310                 4,986
                                                                    ----------            ----------
              Net interest and dividend income ..............           10,943                 6,155
Provision for loan losses ...................................            1,629                   813
                                                                    ----------            ----------
              Net interest and dividend income after
              provision for loan losses .....................            9,314                 5,342
                                                                    ----------            ----------

Non-interest income
        Service charges and fees ............................              846                   686
        Insurance commissions ...............................               31                    12
        Gain on sale of securities ..........................               --                    17
        Gain on sale of loans ...............................               10                    37
        Gain on sale of other real estate ...................               --                    17
        Other income ........................................                4                     4
                                                                    ----------            ----------
              Total non-interest income .....................              891                   773
                                                                    ----------            ----------

Non-interest expense
        Salaries and employee benefits ......................            4,576                 2,487
        Occupancy ...........................................            1,231                   760
        Furniture and equipment .............................              503                   304
        Amortization of goodwill ............................              116                   115
        Other expense .......................................            2,185                 1,531
                                                                    ----------            ----------
              Total non-interest expense ....................            8,611                 5,197
                                                                    ----------            ----------
              Income before income tax expense ..............            1,594                   918
Income tax expense ..........................................              660                   362
                                                                    ----------            ----------
        Net income ..........................................       $      934            $      556
                                                                    ==========            ==========

Per share data
  Net income per share - basic ..............................       $     0.20            $     0.18
                                                                    ==========            ==========
  Net income per share - diluted ............................       $     0.19            $     0.18
                                                                    ==========            ==========
  Weighted average shares outstanding - basic ...............        4,648,138             3,093,916
                                                                    ==========            ==========
  Weighted average shares outstanding - diluted .............        4,808,555             3,093,916
                                                                    ==========            ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    Admiralty Bancorp, Inc. and subsidiary

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                  (unaudited)

                                                                           Nine months ended       Nine months ended
                                                                           September 30, 2001       September 30, 2000
                                                                           ------------------       ------------------
Operating activities
        Net income .......................................................   $     934                  $     556
        Adjustments to reconcile net income to net cash provided by operating activities
          Provision for loan losses ......................................       1,629                        813
          Depreciation and amortization ..................................         695                        159
          Amortization, net of accretion, of investment securities .......          44                         11
          Gain on sale of securities .....................................          --                        (17)
          Gain on sale of loans ..........................................         (10)                       (37)
          Gain on sale of other real estate owned ........................          --                        (17)
          Increase in accrued interest receivable ........................        (438)                      (499)
          Increase in other assets .......................................        (436)                      (545)
          Increase in accrued interest payable ...........................         142                        180
          Increase in other liabilities ..................................         229                        407
                                                                             ---------                  ---------
              Net cash provided by operating activities ..................       2,789                      1,011
                                                                             ---------                  ---------

Investing activities
        Proceeds from maturities of investment securities
          available for sale .............................................       9,529                      1,339
        Proceeds from maturities of investment securities
          held to maturity ...............................................       7,673                      1,152
        Proceeds from sale of investment securities available for sale....          --                         17
        Purchases of investment securities available for sale ............     (16,486)                    (4,998)
        Purchases of investment securities held to maturity ..............     (18,576)                    (4,998)
        Purchase of Federal Reserve Bank & FHLB stock ....................        (655)                      (549)
        Net loan originations and principal collections on loans .........    (141,017)                   (64,027)
        Proceeds from loan sales .........................................         286                        944
        Proceeds from sales of other real estate owned ...................          --                        123
        Purchase of premises and equipment, net ..........................      (3,370)                      (837)
                                                                             ---------                  ---------
          Net cash used in investing activities ..........................    (162,616)                   (71,834)
                                                                             ---------                  ---------
Financing activities
        Net increase in deposits .........................................     172,903                     74,810
        Decrease in federal funds purchased ..............................          --                       (571)
        (Decrease) increase in FHLB advances .............................      (3,000)                     4,600
        Proceeds from issuance of common stock - net of costs of $21 .....      13,097                         --
                                                                             ---------                  ---------
          Net cash provided by financing activities ......................     183,000                     78,839
                                                                             ---------                  ---------

Net increase in cash and cash equivalents ................................      23,173                      8,016

Cash and cash equivalents, beginning of period ...........................      33,445                      5,136
                                                                             ---------                  ---------

Cash and cash equivalents, end of period .................................   $  56,618                  $  13,152
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

The Company is incorporated in the state of Delaware and is registered with the Board of Governors of the Federal Reserve System as a financial holding company. The Bank is a Florida state chartered commercial bank, with its main office in Palm Beach Gardens, Florida, and branches in Altamonte Springs, Boca Raton, Cocoa Beach, Juno Beach, Jupiter, Orlando (2) and Melbourne, Florida. On March 11, 2000, the Company converted from a one bank holding company to a financial holding company under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "Modernization Act"). This status permits the Company to undertake financial activities which need not be closely related to banking, such as insurance brokerage activities. Under the Modernization Act, the Company's bank subsidiary must remain "well capitalized" (i.e., have a leveraged capital ratio of 5% or greater and a risk based capital ratio of 10% or greater) and well managed, or the Company could be required to divest itself of its non-banking activities. In addition, the Company must maintain a rating of "satisfactory" or better under the Community Reinvestment Act. The Company has entered into a joint venture to sell insurance, and may seek alliances with other financial service providers, as a way to enhance non-interest income.

The Company has formed Admiralty Insurance Services, LLC ("AIS") as a joint venture with USI Florida ("USI") to offer a wide range of insurance products, primarily to customers of the Bank. USI and the Company are each 50 percent owners of AIS. USI and AIS will share equally in commissions on policies sold, and the Company is entitled to 50 percent of the net income of AIS. Under the agreement, USI will absorb all costs incurred by AIS for operating expenses. During the nine months ended September 30, 2001, the Company recognized $31 thousand in income from AIS.


NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). The effective date of Statement 133 was delayed by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." Statement 133 is now effective for all quarters of all fiscal years beginning after September 15, 2000, with early adoption permitted. Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted

Statement 133 on January 1, 2001, and adoption of the statement did not have any financial statement impact.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("Statement 140") which replaces SFAS No. 125. Statement 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Because Statement 140 focuses on control after a transfer of financial assets, an entity is required to recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. All measurements and allocations should be based on fair value. Statement 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after September 30, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The implementation of this statement did not have a material effect on the Company's financial statements.

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

The Company is required to adopt the provisions of Statement 141 immediately and the Company plans to adopt Statement 142 effective January 1, 2002. As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $3.2 million that will be subject to the transition provisions of Statements 141 and 142. Pursuant to Statement 142 no further amortization of goodwill will occur. Amortization expense related to goodwill was $116 thousand and $153 thousand for nine months ended September 30, 2001 and the year ended December 31, 2000, respectively. Because of the calculations involved, the Company cannot reasonably estimate at the date of this filing whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principal.

In June 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. This Statement is not expected to have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. While SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, it establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves certain implementation issues not previously addressed by SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. This Statement is not expected to have a material impact on the Company's financial statements.


NOTE 3 - COMPREHENSIVE INCOME

The following table sets forth the components of the Company's comprehensive income:

                                                                          Nine months ended
                                                                   --------------------------------------
                                                                   September 30, 2001  September 30, 2000
                                                                   ------------------  ------------------
                                                                                (in thousands)
     Net Income                                                        $       934        $       556

     Other comprehensive income, net of tax -
        Change in net unrealized gain on securities
                    held available for sale, net of taxes of $145
                    and $48 in 2001 and 2000, respectively............         243                 83
                                                                       -----------        -----------
     Comprehensive income                                              $     1,177        $       639
                                                                       ===========        ===========

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

The following table illustrates the reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the nine months ended September 30, 2001 and 2000:

                                        Nine months ended
                           ---------------------------------------
                           September 30, 2001   September 30, 2000
                           ------------------   ------------------
                            (dollars in thousands, except per share
                                           data)
Net income................ $         934        $        556
                           =============        ============

Weighted average
shares - basic............     4,648,138           3,093,916

Additional dilutive
shares related
to stock benefit plans....       160,417                   0
                           -------------        ------------

Weighted average
shares - diluted..........     4,808,555           3,093,916
                           =============        ============

Basic net income
per share ................ $        0.20        $       0.18
                           =============        ============

Diluted net income
per share ................ $        0.19        $       0.18
                           -------------        ------------

The basic and diluted weighted average number of shares outstanding and net income per share information reflect a 1:1.1291 conversion ratio for discretionary conversions of Class A shares to Class B shares, resulting from the change in the Class A conversion ratio caused by the 1999 stock dividend on the

Class B shares. The 117,500 Class A shares which were outstanding at December 31, 2000 were converted to 132,670 Class B shares during the first six months of 2001. No Class A shares were outstanding during three month period ended September 30, 2001. During the third quarter of 2001, the Board of Directors resolved not to issue any of the authorized Class A shares at any time in the future and to ask the shareholders to amend the Company's Certificate of Incorporation to eliminate the Class A shares. These steps were taken in order to have the Company's trading symbol on the NASDAQ shortened from AAABB to AAAB.

The basic and diluted weighted average number of shares outstanding and net income per share information reflect an increase in the average number of shares outstanding due to stock purchase warrants exercised during the period. Under the terms of the warrant agreement the Company had the right to accelerate the warrant expiration date in the event that (i) the Class B common stock is traded on a nationally recognized securities exchange or the NASDAQ National or SmallCap Market, and (ii) the Class B common stock has traded at $13.28 per share or above and has not traded below $13.28 per share for 20 consecutive trading days. Having met the two conditions, the Company accelerated the expiration date of the warrants to June 15, 2001. During the nine month period ended September 30, 2001, 1,079,907 Class B shares were issued for the exercise of warrants. As of September 30, 2001 no warrants remained outstanding.

The basic and diluted number of shares outstanding, common stock equivalents resulting from stock benefit plans and net income per share information also reflect an increase, to give retroactive effect to a five percent stock dividend declared by the Board of Directors on October 25, 2001 to shareholders of record November 9, 2001, payable November 16, 2001.

NOTE 5 - INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and fair value of investment securities and mortgage-backed securities at September 30, 2001 are as follows:

                                                      Amortized   Gross Unrealized    Gross Unrealized
                                                        Cost           Gains               Losses          Fair Value
                                                    ------------     ----------          ----------      -------------
     September 30, 2001                                                       (In thousands)
     ------------------
     AVAILABLE FOR SALE:

     U.S. Government and Agency securities ..........   $ 2,000         $    36            $      0         $ 2,036

     Mortgage-backed securities .....................    18,480             435                   0          18,915

     Other  securities ..............................        14               0                   0              14
                                                        -------         -------            --------         -------

     Sub-total ......................................   $20,494         $   471            $      0         $20,965
                                                        -------         -------            --------         -------

     HELD TO MATURITY:

     U.S. Government and Agency securities ..........   $ 2,000         $    55            $      0         $ 2,055

     Mortgage-backed securities .....................    33,417             986                   0          34,403
                                                        -------         -------            --------         -------

     Sub-total ......................................   $35,417         $ 1,041            $      0         $36,458
                                                        -------         -------            --------         -------

     TOTAL ..........................................   $55,911         $ 1,512            $      0         $57,423
                                                        =======         =======            ========         =======

The amortized cost and fair value of investment and mortgage-backed securities at December 31, 2000 are as follows:

                                    Amortized        Gross Unrealized       Gross Unrealized
                                      Cost                Gains                  Losses               Fair Value
                                  --------------    -------------------     -------------------     --------------
     December 31, 2000                                               (In thousands)
     -----------------
     AVAILABLE FOR SALE:

     U.S. Government and Agency
     securities....................     $  7,500            $      7                 $    (30)          $  7,477


     Mortgage-backed securities ...        6,031                 106                        0              6,137

     Other securities .............           14                   0                        0                 14
                                        --------            --------                 --------           --------

     Sub-total ....................     $ 13,545            $    113                 $    (30)          $ 13,628
                                        --------            --------                 --------           --------

     HELD TO MATURITY:

     U.S. Government and Agency
     securities ...................     $  1,000            $      5                 $     (1)          $  1,004

     Mortgage-backed securities...        23,549                 228                        0             23,777
                                        --------            --------                 --------           --------

     Sub-total ...................      $ 24,549            $    233                 $     (1)          $ 24,781
                                        --------            --------                 --------           --------

     TOTAL........................      $ 38,094            $    346                 $    (31)          $ 38,409
                                        ========            ========                 ========           ========

The carrying value of securities pledged to secure deposits and for other purposes required or permitted by law amounted to approximately $27.3 million and $28.1 million at September 30, 2001 and December 31, 2000, respectively.

NOTE 6 - LOANS

The following schedule presents the components of loans, net of unearned income, by type, as of September 30, 2001 and December 31, 2000:

                                                                September 30, 2001                December 31, 2000
                                                                ------------------                -----------------
                                                                          (Dollars in thousands)
                                                               Amount          Percent         Amount      Percent
                                                               ------          -------         ------      -------
     Commercial and Industrial............................   $   50,518          14%         $  43,006        19%

     Real Estate Non-Residential Properties...............      265,409          73%           147,996        67%

     Residential Properties...............................       25,159           7%            19,399         9%

     Construction.........................................       15,396           4%             7,869         3%

     Consumer.............................................        6,401           2%             3,424         2%
                                                             ----------         ---          ---------       ---

     Gross Loans..........................................      362,883         100%           221,694       100%
                                                                                ---                          ---

     less:  net deferred fees.............................        1,188                            684
                                                             ----------                      ---------

     Total loans..........................................      361,695                        221,010

     less:  allowance for loan losses.....................        3,954                          2,381
                                                             ----------                      ---------

     Net loans............................................   $  357,741                      $ 218,629
                                                             ==========                      =========


     Changes in the allowance for loan losses are as follows:

                                                                             Nine months ended
                                                         -----------------------------------------------------------
                                                             September 30, 2001             September 30, 2000
                                                         ----------------------------   ----------------------------
                                                                             (Dollars in thousands)
                                                                             ----------------------
       Balance at beginning of year                           $        2,381                 $        1,017
       Provision for loan losses                                       1,629                            813
       Charge-offs                                                       (61)                           (87)
       Recoveries                                                          5                              3
                                                         ----------------------------   ----------------------------
       Ending Balance                                         $        3,954                 $        1,746
                                                         ============================   ============================

       Ratio of net charge-offs to
       average loans outstanding                                        0.02%                          0.07%

       Balance of allowance as a % of
       total loans at period end                                        1.09%                          1.07%

     Loans with unpaid principal balances of $535 and $402 thousand were 90 days or more contractually delinquent or on nonaccrual status at September 30, 2001 and December 31, 2000, respectively.

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   OVERVIEW
                                   --------

               Special Note Regarding Forward-Looking Statements

This report contains certain "forward-looking statements" as defined under
Section 21E of the Securities Exchange Act of 1934. The Company desires to take advantage of the "safe harbor" provisions of Section 21E and is including this statement for the express purpose of availing itself of the protection of the safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and may include the Company's expectations of future financial results. The words "believe", "expect", "anticipate", "estimate", "project", and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors which could effect actual results include but are not limited to i) changes in general market interest rates, ii) general economic conditions, both in the United States generally and specifically in the Company's market area, iii) legislative/regulatory changes,
iv) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve,
v) changes in the quality or composition of the Company's loan and investment portfolios, vi) demand for loan products, vii) deposit flows, viii) competition,
ix) demand for financial services in the Company's markets and x) world events which may impact economic activity. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

                               Recent Expansion
                               ----------------

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

The Company is also expanding its operation in Brevard County, Florida. We currently operate a full service branch in Melbourne, which opened in March 2000, and we opened a full service branch in Cocoa Beach, Florida in April 2001.

The Company announced its expansion into the Broward County, Florida market in July 2001. We remodeled an existing bank branch and opened a full service banking facility on August 15, 2001.

The Board of Directors and management has focused on the Company's continued growth, as the Board believes the Company must reach a critical mass to maximize profitability and shareholder value. This growth strategy has impacted the Company's earnings through loan loss reserve provisions, to reflect the increased size of the portfolio, and higher non-interest expense. The Company expects to remain focused on franchise growth through the remainder of 2001, and then to moderate growth and focus on enhancing profitability in 2002 and thereafter.

                             RESULTS OF OPERATIONS
                             ---------------------


         Three Months Ended September 30, 2001 and September 30, 2000.

For the quarter ended September 30, 2001, the Company generated net income of $463 thousand, an increase from net income of $118 thousand for the third quarter of 2000.

At September 30, 2001, the Company's total assets reached $485.9 million, an increase of 61.2% over total assets at December 31, 2000. The Company's net loans totaled $357.7 million, an increase of 63.6% over net loans at December 31, 2000, and the Company's deposits totaled $434.2 million, an increase of 66.2% over total deposits at December 31, 2000.

Interest and Dividend Income. Total interest and dividend income increased $3.6 million, or 82.0%, to $8.1 million for the quarter ended September 30, 2001 from $4.5 million for the same period of 2000. This increase in interest income primarily relates to an increase in the Company's average balance of earning assets, partially offset by a lower yield on the portfolio of interest earning assets. Average balances increased by $195.2 million for loans, $18.5 million for investment securities (including Federal Reserve Bank stock and FHLB stock) and $18.7 million for federal funds sold. The average yield on the loan portfolio decreased to 8.1% in the third quarter of 2001, compared to 9.6% in the third quarter of 2000. The average yield on federal funds sold decreased to 3.4% in 2001 from 6.5% in 2000. The average yield on investment securities, including Federal Reserve Bank and FHLB stocks, decreased to 6.5% in the third quarter 2001 from 7.0% in the third quarter of 2000. During the three months ended September 30, 2001 the yield on the Company's interest earning assets decreased to 7.5% from 8.9% during the three months ended September 30, 2000. All decreases are due primarily to lower market rates of interest.

Interest Expense. The Company's interest expense for the third quarter of 2001 increased $1.7 million, or 76.6%, to $3.9 million from $2.2 million for the same period last year. The increase in interest expense reflects a 124.7% increase in average interest bearing liabilities at September 30, 2001, as compared to the same period in 2000. The average balance of time deposits and money market deposits increased by $147.9 million, and $47.2 million, respectively, in the third quarter of 2001 as compared to the same period in 2000. The increase in time deposits reflects our need to aggressively compete for deposits to fund our ongoing loan growth. The increase in money market deposit accounts reflects the success of our tiered-rate money market accounts which offer competitive rates based upon the size of the customer's account balance. In addition, the average balance of the Company's non-interest bearing demand deposits increased by $19.7 million, to $52.4 million for the three months ended September 30, 2001 from $32.7 million for the three months ended September 30, 2000. The Company's average cost of deposits for the three months ended September 30, 2001, decreased to 3.8% from 4.5% for the comparable period of 2000, primarily due to the lower rates of interest on deposit accounts. The average balance of securities sold under agreement to repurchase was $5.9 million, and the average balance of advances from the FHLB was $1.0 million at average rates of 6.4% and 4.0% respectively, during the three months ended September 30, 2001. In the quarter ended September 30, 2000 the average balance of securities sold under agreement to repurchase was $9.0 million and the average of advances from the FHLB was $7.1 million, at average rates of 6.3% and 6.9% respectively. The funds obtained through the repurchase agreement and FHLB advances were used to purchase securities under a leveraged growth and interest rate risk reduction strategy. The Company's average cost of funds for the three months ended September 30, 2001, decreased to 3.9% from 4.7% in the comparable period of 2000.

Net Interest and Dividend Income. Net interest and dividend income for the three months ended September 30, 2001, increased by $1.9 million, or 87.5%, over the same period last year.

The Company's net interest spread decreased 21 basis points to 3.09% for the three months ended September 30, 2001, from 3.30% for the comparable period of 2000, reflecting a greater decline in the Company's yield on earning assets than the decline in its cost of interest bearing liabilities during a period of rapidly declining market interest rates.

Provision for Loan Losses. The increase to $526 thousand from $370 thousand in the provision for loan losses for the three months ended September 30, 2001, as compared to the same period of 2000, reflects the growth in the loan portfolio in the third quarter of 2001 as well as management's view of the current state of the economy. The Company's provision for loan losses maintained the reserve at a level management believes appropriate in light of the Company's lending activities, the quality of the loan portfolio, historical experience, volume and type of lending conducted by the Company, the status of past due and non-performing loans, the general economic conditions of the Company's lending area and other factors affecting collectibility of the Company's loan portfolio. The provision for the three months ended September 30, 2001 was due to growth primarily in the non-residential real estate loan portfolio and to a lesser extent due to growth in the commercial and industrial, residential real estate and construction loan portfolios. The Company had no material recoveries or charge offs against the reserve during the quarter. The Company did not experience any material change in its level of classified loans during the three month period ended September 30, 2001, while the Company's ratio of non-performing assets to total assets declined to 0.10% at September 30, 2001 from 0.18% at December 31, 2000. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, the financial status of borrowers and regulatory requirements.

Non-Interest Income. For the third quarter of 2001, total non-interest income decreased $7 thousand, or 2.6%, from the same period of last year. The decrease includes $43 thousand more in service charges and fees, $22 thousand less in commissions earned by Admiralty Insurance Services, LLC, the Company's insurance affiliate and $28 thousand less in gains on sales of loans as the Company sold no loans during the quarter.

Non-Interest Expense. For the three month period ended September 30, 2001, the Company experienced increases of $1.1 million in its non-interest expense over the comparable period of 2000. For the three month period ended September 30, 2001, the Company's total non-interest expense was $3.1 million, compared to total non-interest expense of $2.0 million for the 2000 period. The increase in non-interest expense in the three month period of 2001 reflects a $654 thousand increase in salaries and employee benefit expense as the Company hired additional staff to administer growth in its loan and deposit portfolios and to staff its new full service branches in downtown Orlando (which opened in September 2000), South Orlando (which opened in March 2001), Cocoa Beach (which opened in April 2001), Altamonte Springs (which opened in September 2001) and Fort Lauderdale (which opened in August 2001). Full time equivalent employees increased to 117 at September 30, 2001, from 85 at September 30, 2000. Occupancy expense increased by $183 thousand, or 65.8%, in the three months ended September

30, 2001 as compared to the same period in 2000. Rents at the South Orlando office, Cocoa Beach office and Altamonte Springs office were $46 thousand, $21 thousand and $32 thousand, respectively, in the third quarter of 2001 while the Company did not have these locations in the third quarter of 2000. Additionally, rents at the downtown Orlando office were $71 thousand greater in 2001 as the branch was not open for the full third quarter of 2000. Furniture and equipment expenses increased to $187 thousand in the third quarter of 2001 from $123 thousand in the third quarter of 2000. Furniture and equipment expenses at the Cocoa Beach office, Altamonte Springs office, and the South Orlando office were $11 thousand, $6 thousand and $11 thousand respectively in 2001 while the Company did not have these locations in 2000. Furniture and equipment expenses for the downtown Orlando office were $17 thousand greater in the third quarter of 2001 as compared to the same period in 2000 as a result of the opening of the branch in its temporary quarters during the period. The Company also had $11 thousand more in furniture and equipment expenses related to its administrative and operational functions, primarily related to its new in-house data processing and items processing functions which were put into service in April 2000. Goodwill amortization totaled $38 thousand for the third quarter of 2001 and 2000. The Company also experienced the following increases in other non-interest expenses related primarily to its growth: telephone expense increased $14 thousand, or 30.6%, stationery and supplies expense increased $45 thousand, or 100.4%, business development expense increased $22 thousand, or 76.7%, data processing costs increased $23 thousand, or 22.6%, donations increased $21 thousand, or 4100.0%, directors fees and expenses increased $20 thousand, or 80.0%, and FDIC and State assessments increased $20 thousand, or 141.2%.

Separately, the Company intends to change its policies regarding management severance and retention. Existing agreements with certain members of senior management and the Chairman of the Board made severance payments available to the participants upon a change in control only if the participant's employment was terminated either voluntarily or involuntarily within a specified period around the qualifying event. In order to remove the incentive for management to leave immediately after a change in control, the Company is revising the agreements to make the payments to the participants immediately upon a change in control, regardless of whether their employment is terminated. Additionally, the Company has approved a second change in control plan for senior management and the Board of Directors under which the annual senior management bonus for 2002 will be terminated and fees paid to Directors will cease for 2002, in exchange for lump sum payments upon a change in control, again regardless of whether the individual's service is terminated. The effect of this second plan will be to reduce non-interest expenses in 2002, as the Company will not accrue for year end bonuses and will not pay Directors fees.

Income Taxes. Income tax expense increased to $311 thousand for the quarter ended September 30, 2001, compared to $40 thousand for the same period last year, due to more taxable income in the current quarter. The effective tax rate for the third quarter of 2001 was 40.2% compared to 25.3% in the third quarter of 2000. The increase in the effective rate for the quarter results from changes in estimates of the annual effective tax rate from quarter to quarter and due to a reversal of $50 thousand of the valuation allowance for the deferred tax asset in the third quarter of 2000.

         Nine months Ended September 30, 2001 and September 30, 2000.

For the period ended September 30, 2001, the Company generated net income of $934 thousand, an increase from net income of $556 thousand for the same period in 2000.

Interest and Dividend Income. Total interest and dividend income increased $11.1 million, or 99.7%, to $22.2 million for the period ended September 30, 2001 from $11.1 million for the same period of 2000. This increase in interest income primarily relates to an increase in the Company's average balance of earning assets, partially offset by a lower yield on the portfolio of interest earning assets. Average balances increased by $168.7 million for loans, $14.7 million for investment securities (including Federal Reserve Bank stock and FHLB stock) and $18.4 million for federal funds sold. The average yield on the loan portfolio decreased to 8.5% in the nine month period ended September 30, 2001, compared to 9.4% in the same period in 2000. The average yield on federal funds sold decreased to 4.3% in 2001 from 6.5% in 2000. The average yield on investment securities, including Federal Reserve Bank and FHLB stocks, decreased to 6.6% in the period ended September 30, 2001 from 7.0% in the same period in 2000. During the nine months ended September 30, 2001 the yield on the Company's interest earning assets decreased to 8.0% from 8.8% earned during the nine months ended September 30, 2000. These decreases are due primarily to lower market rates of interest.

Interest Expense. The Company's interest expense for the period ended September 30, 2001 increased $6.3 million, or 126.8%, to $11.3 million from $5.0 million for the same period last year. The increase in interest expense reflects a 137.3% increase in average interest bearing liabilities at September 30, 2001, as compared to the same period in 2000. The average balance of time deposits and money market deposits increased by $133.5 million and $44.5 million, respectively, in the current period as compared to the same period in 2000. The increase in time deposits reflects our need to aggressively compete for deposits to fund our ongoing loan growth. The increase in money market deposit accounts reflects the success of our tiered-rate money market accounts which offer competitive rates based upon the size of the customer's account balance. In addition, the average balance of the Company's non-interest bearing demand deposits increased by $16.5 million, to $48.1 million for the nine months ended September 30, 2001 from $31.6 million for the nine months ended September 30, 2000. The Company's average cost of deposits for the nine months ended September 30, 2001, decreased to 4.2% from 5.7% for the comparable period of 2000, primarily due to lower rates of interest paid on the interest bearing deposit accounts. The average balance of securities sold under agreement to repurchase was $5.9 million, and the average balance of advances from the FHLB was $2.3 million at average rates of 6.3% and 5.5% respectively, during the nine months ended September 30, 2001. For the period ended September 30, 2000 the average balance of securities sold under agreement to repurchase was $9.0 million and the average of advances from the Federal Home Loan Bank was $6.8 million, at average rates of 6.2% and 6.6% respectively. The funds obtained through the repurchase agreement and FHLB advances were used to purchase securities under a leveraged growth and interest rate risk reduction strategy. The Company's average cost of funds for the nine months ended September 30, 2001, increased to 4.3% from 4.1% in the comparable period of 2000.

Net-Interest and Dividend Income. Net interest and dividend income for the nine months ended September 30, 2001, increased by $4.8 million, or 77.8%, over the same period last year.

The Company's net interest spread decreased 57 basis points to 3.06% for the nine months ended September 30, 2001, from 3.63% for the comparable period of 2000, reflecting a greater decline in the Company's yield on earning assets than the decline in its cost of interest bearing liabilities during a period of rapidly declining market rates of interest.

Provision for Loan Losses. The increase to $1.6 million from $813 thousand in the provision for loan losses for the nine months ended September 30, 2001, as compared to the same period of 2000, reflects the growth in the loan portfolio in the period ended September 30, 2001 as well as management's view of the current economic conditions. The Company's provision for loan losses maintained the reserve at a level management believes appropriate in light of the Company's lending activities, the quality of the loan portfolio, historical experience, volume and type of lending conducted by the Company, the status of past due and non-performing loans, the general economic conditions of the Company's lending area and other factors affecting collectibility of the Company's loan portfolio. The provision for the nine months ended September 30, 2001 was due to growth primarily in the non-residential real estate loan portfolio and to a lesser extent due to growth in the commercial and industrial, residential real estate and construction loan portfolios. The Company had recoveries of $5 thousand and charge-offs of $61 thousand against the reserve. The Company did not experience any material change in its level of classified loans during the nine month period ended September 30, 2001, while the Company's ratio of non-performing assets to total assets declined to 0.10% at September 30, 2001 from 0.18% at December 31, 2000. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, the financial status of borrowers and regulatory requirements.

Non-Interest Income. For the first nine months of 2001, total non-interest income increased $118 thousand, or 15.3%, from the same period of last year. The increase includes $160 thousand more in service charges and fees and $19 thousand more in commissions earned by Admiralty Insurance Services, LLC, the Company's insurance affiliate. These increases were partially offset by the absence of any gains on sales of securities or gains on sales of other real estate in the period ended September 30, 2001, while the Company had $17 thousand in gains on sales of securities and $17 thousand in gains on sale of other real estate in the period ended September 30, 2000. The Company also had $10 thousand in gains on sales of loans in the period ended September 30, 2001 compared to $37 thousand in gains on sales of loans in the comparable period of 2000.

Non-Interest Expense. For the nine month period ended September 30, 2001, the Company experienced increases in its non-interest expense over non-interest expense for the comparable period of 2000. For the nine month period ended September 30, 2001, the Company's total non-interest expense was $8.6 million, compared to total non-interest expense of $5.2 million for the comparable period in 2000. The increase in non-interest expense in the first nine months of 2001 reflects a $2.1 million increase in salaries and employee benefit expense as the Company hired additional staff to administer growth in its loan and deposit portfolios and to staff its new full service branches in downtown Orlando (which opened in September 2000), South Orlando (which opened in March 2001), Cocoa Beach (which opened in April 2001), Altamonte Springs (which opened in September
2001) and Fort Lauderdale, (which opened in August 2001). Full time equivalent employees increased to 117 at September 30, 2001, from 85 at September 30, 2000.

Occupancy expense increased by $471 thousand, or 62.0%, in the nine months ended September 30, 2001 as compared to the same period in 2000. Rents at the downtown Orlando office, South Orlando office, Altamonte Springs office, Cocoa Beach office and Melbourne office totaled $204 thousand, $91 thousand, $44 thousand, $48 thousand and $31 thousand, respectively, in the period ended September 30, 2001 while the Company either did not have these locations in 2000 or they were not open for the full nine month period of 2000. Furniture and equipment expenses increased to $503 thousand in the nine month period ended September 30, 2001 from $304 thousand in the comparable period of 2000. Furniture and equipment expense increases at the Melbourne office, Cocoa Beach office, downtown Orlando office, Altamonte Springs office, and the South Orlando office were $20 thousand, $20 thousand, $53 thousand, $10 thousand and $20 thousand respectively in 2001 while the Company either did not have these locations in the comparable period of 2000 or they were not open for the full nine month period in 2000. The Company also had $69 thousand more in furniture and equipment expenses related to its administrative and operational functions, primarily related to its new in-house data processing and items processing functions which were put into service in April 2000. Goodwill amortization totaled $116 thousand for the nine month period ended September 30, 2001 and $115 thousand for the comparable period in 2000. The Company also experienced the following increases in other non-interest expenses related primarily to its growth: telephone expense increased $52 thousand, or 46.9%, waived check printing fees increased $35 thousand, or 118.4%, stationery and supplies expense increased $99 thousand, or 80.1%, business development expense increased $84 thousand, or 98.7%, data processing costs increased $64 thousand, or 23.4%, directors fees and expenses increased $65 thousand, or 92.9%, and FDIC and State assessments increased $74 thousand, or 171.7%. ATM processing fees decreased $33 thousand, or 52.6% and other losses decreased $52 thousand, or 90.7%.

Income Taxes. Income tax expense increased to $660 thousand for the period ended September 30, 2001, compared to $362 thousand for the same period last year, due to higher taxable income in the current period. The effective tax rate for the current period was 41.4% compared to 39.4% in the 2000 period. The increase in the effective rate for 2001 results from changes in estimates of the annual effective tax rate from period to period and due to a reversal of $50 thousand of the valuation allowance for the deferred tax asset in the third quarter of 2000.

                              FINANCIAL CONDITION
                              -------------------

               September 30, 2001 compared to December 31, 2000

Total assets increased to $485.9 million, an increase of $184.5 million, or 61.2%, from total assets of $301.4 million at December 31, 2000. Increases in total assets included increases of $2.0 million in cash and demand balances due from banks, $139.1 million in net loans, $10.9 million in investment securities held to maturity, $7.3 million in investment securities available for sale, $2.8 million in net premises and equipment, $438 thousand in accrued interest receivable, $22.2 million in federal funds sold and a decrease of $1.0 million in interest bearing due from banks.

The $139.1 million increase in net loans is comprised primarily of $7.5 million in commercial loans, $117.4 million in non-residential real estate loans, $5.8 million in residential real estate loans, and $7.5 million in construction loans. The net increase is the result of the management team's efforts to attract new business and expand relationships with existing customers. Loans originated in the recently opened Orlando, Florida branches contributed $66 million toward the overall increase in loans.

At September 30, 2001, cash and due from banks increased $2.0 million partially as a result of additional cash for the newly opened branches and partially due to larger cash letters associated with the larger depositor base. Interest bearing due from banks decreased $1.0 million as one bank account which was no longer needed was closed and funds were drawn down from the Federal Home Loan Bank account. The Company added to its investment portfolio to enhance its return on its liquid assets and maintain adequate liquidity. Securities available for sale and securities held to maturity increased $7.3 million and $10.9 million respectively during the first nine months of 2001. Federal Reserve Bank stock and FHLB stock increased $655 thousand as the Company increased its holdings of Federal Reserve Bank stock in compliance with its membership requirements. Accrued interest receivable increased $438 thousand as a result of growth in the loan and investment portfolios. The Company's net investment in premises and equipment increased $2.8 million, including $1.1 million for land to be used for the Altamonte Springs branch. The Altamonte Springs branch opened September 15, 2001 in a leased modular building. A permanent branch will be built on the remaining portion of the land. The site occupied by the permanent building is a corner lot with access from two roads. After the permanent facility is opened the Company expects to return the modular unit and sell the excess land. The increase in net premises and equipment also includes net increases of $591 thousand, $300 thousand, $411 thousand and $205 thousand for improvements at the South Orlando, downtown Orlando, Cocoa Beach and Fort Lauderdale branches, respectively. The South Orlando branch opened during March 2001, the downtown Orlando branch moved into its permanent location in February 2001, the Cocoa Beach office opened in April 2001 and the Fort Lauderdale branch opened in August 2001. Other assets increased $436 thousand, including increases of $155 thousand in prepaid expenses and $310 thousand in taxes receivable.

Total deposits increased 66.2%, to $434.2 million at September 30, 2001 from $261.3 million at December 31, 2000. Deposits are summarized as follows:

                                                            September 30, 2001             December 31, 2000
                                                       ----------------------------  -----------------------------
                                                                              (in thousands)
 Non-interest bearing demand..........................   $             54,102             $           41,025
 Savings, NOW and money market........................                154,560                         88,986
 Time deposits, under $100,000........................                105,527                         63,607
 Time deposits, $100,000 and over.....................                120,029                         67,697
                                                         --------------------             ------------------
                                                         $            434,218             $          261,315
                                                         ====================             ==================

Money market accounts increased $47.9 million in the first nine months of 2001. This increase reflects the market's acceptance of two, tiered rate money market account products, which pay increased rates as the balance in the account increases.

Time deposits increased $94.3 million in the nine months of 2001. The Company subscribes to a deposit listing service on the internet which allows it to post time deposit rates on a web site which is available to other subscribers who use the site as an information source for investing in time deposits. The deposits raised through this program are primarily deposits of credit unions, savings banks and commercial banks, although $18.9 million in deposits have been raised through deposit brokers utilizing the program. Certificates of deposit sold to brokers are at the same rates and terms offered to the banks and credit unions utilizing the program. The terms of the deposits offered through the internet program are generally from ninety days to three years. The Company raised $68.6 million with this program in the first nine months of 2001. At September 30, 2001 the Company had $102.7 million in deposits raised through this program compared to $34.1 million at December 31, 2000. The weighted average rate of interest on the internet portfolio at September 30, 2001 was 4.57% and the weighted average remaining life was 5.2 months. The weighted average rate of the local time deposit portfolio, excluding public fund time deposits, at September 30, 2001 was 5.05% and the weighted average remaining life was 5.7 months.

The following table sets forth the average amounts of various types of deposits for each of the periods indicated:

                                                   September 30, 2001                  December 31, 2000
                                              ------------------------------   -------------------------------
                                                                 Average                          Average
                                                 Amount           Yield              Amount        Yield
                                                 ------           -----              ------        -----
                                                                   (dollars in thousands)
Non-Interest Bearing Demand .................  $   48,113         0.0%              $  32,738       0.0%
Interest-Bearing Demand......................      19,021         0.7%                 12,544       0.7%
Money Market Deposits........................      92,861         4.0%                 53,811       5.0%
Savings Deposits.............................       2,234         1.8%                  2,296       2.0%
Time Deposits................................     183,137         5.8%                 63,912       6.5%
                                               ----------                           ---------
Total........................................  $  345,366                           $ 165,301
                                               ==========                           =========

The decreased average yield on time deposits is attributable to lower market interest rates. The Company previously offered higher yielding certificates of deposit to attract deposits to fund the growth in the loan portfolio.

FHLB advances totaled $1.0 million at September 30, 2001 compared to $4.0 million at December 31, 2000. The funds used to reduce the borrowing were raised through the deposit portfolio. The funds obtained in this borrowing were used toward the purchase of a $10 million GNMA II mortgage-backed security, of which one half is classified as available for sale and one half is classified as held to maturity. The security is pledged to secure the borrowing line and the Company is required to maintain a specified margin between the market value of the security and the amount advanced under the line.

The following table sets forth information regarding the Company's short-term borrowing at and for the periods indicated:

                                                                  Nine months ended               Twelve months ended
                                                                  September 30, 2001                December 31, 2000
                                                           ---------------------------------  -------------------------------
                                                                                  (dollars in thousands)
FHLB advances
  Balance outstanding..........................................  $         1,000                    $         4,000
  Weighted average interest rate at period end.................              3.9%                               6.6%
  Maximum balance at any month-end.............................  $         4,000                    $         9,400
  Average amount outstanding during period.....................  $         2,321                    $         6,118
  Weighted average interest rate during period.................              5.5%                               6.6%

Accrued interest payable increased $142 thousand, or 23.8%, due primarily to an increased volume of interest paying liabilities partially offset by lower rates on some of those liabilities. Other liabilities increased $229 thousand, or 27.6%, due primarily to a $35 thousand decrease in loan commitment fees on loans not yet closed and a $361 thousand increase in accrued expenses payable partially offset by $93 thousand less in state income taxes payable.

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

Non-accrual loans increased to $488 thousand at September 30, 2001 from $402 thousand at December 31, 2000. The balance represents the unguaranteed portion of four Small Business Administration loans, a $119 thousand first mortgage on a residential construction loan and one $9 thousand automobile loan to an individual. Management believes these loans are all adequately reserved and it does not expect any material losses as a result of these credits.

The Company had no other real estate owned at September 30, 2001 or December 31, 2000.

The following table sets forth information concerning risk elements in the Company's portfolio:


                                        September 30,         December 31,

                                             2001                 2000
                                        ---------------    --------------------

                                                (dollars in thousands)

          Non-accrual loans                     $   488              $   402

          Other real estate owned                     0                    0
                                                -------              -------
          Total non-performing assets (1)       $   488              $   402
                                                =======              =======

          Non-accrual loans to total loans         0.13%                0.18%

          Non-performing assets to total assets    0.10%                0.18%

          Allowance for loan losses as a
          percentage of non-performing assets    810.25%              592.29%

(1) Excludes one loan with a balance of $47 thousand past due more than 90 days and still accruing interest at September 30, 2001. No loans were past due 90 days or more and still accruing interest at December 31, 2001.


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

At September 30, 2001, the allowance for loan losses was $4.0 million, an increase of $1.6 million from December 31, 2000. During the nine months ended September 30, 2001 the Company had charge-offs of $61 thousand, recoveries of $5 thousand and provided a loan loss provision of $1.6 million.

INVESTMENT SECURITIES

At September 30, 2001, the Company's investment securities portfolio, both held to maturity and available for sale, totaled $56.4 million, an increase of $18.2 million, from total investment securities of $38.2 million at December 31, 2000. The Company invested primarily in mortgage-backed securities during the first nine months of 2001. At September 30, 2001, $21.0 million of the Company's investment securities were classified as available for sale and $35.4 million were classified as held to maturity. At December 31, 2000, $13.6 million and $24.5 million of securities were classified as available for sale and held to maturity, respectively.

LIQUIDITY

Net cash provided by the Company's operating activities was $2.8 million in the first nine months of 2001 compared to $1.0 million for the nine months ended September 30, 2000. The increase is the result of the period's net income as well as the non-cash increase in the allowance for loan losses.

Net cash used in investing activities was $162.6 million in the period ended September 30, 2001 compared to $71.8 million in the comparable period of 2000. The Company used $17.9 million for net investment securities in 2001, while in 2000 it used $7.5 million for its securities portfolio. Additionally, the Company used $140.7 million and $63.1 million for net loans and loan sales in the first nine months of 2001 and 2000, respectively. The Company used $3.4 million and $837 thousand for net premises and equipment purchases during the nine month periods ended September 30, 2001 and 2000, respectively.

Net cash provided by the Company's financing activities was $183.0 million in the first nine months of 2001, and $78.8 million in the comparable period of 2000. The increase in 2001 was due to a $172.9 million increase in deposits, net proceeds of $13.1 million for stock issued and repayment of $3 million of FHLB borrowings. Deposits provided an increase of $74.8 million and proceeds from FHLB advances provided $4.6 million in the nine months ended September 30, 2000.

As a state chartered commercial bank, the Bank is required to maintain a daily liquidity position equal to at least 15 percent of its total transaction accounts and 8 percent of its total nontransaction accounts, less those deposits of public funds for which security has been pledged. As of September 30, 2001, the Bank had a liquidity ratio of 23.0% which was adequate to meet the statutory requirement. The primary source of the Bank's liquidity is federal funds sold - overnight loans to major commercial banks. At September 30, 2001, federal funds sold totaled $43.4 million. Funds not required to meet loan and deposit demand were invested primarily in mortgage-backed and U.S. Government Agency securities. The Bank considers these investments to be secondary sources of liquidity. The Bank's investment securities classified as available for sale had a carrying value of $21.0 million at September 30, 2001.

An additional external source of liquidity is an unsecured $7.5 million federal funds overnight borrowing line of credit and a secured line of credit with a correspondent bank which during the fourth quarter of 2001 was increased to $12 million. The Company's unencumbered investment securities are the collateral for the secured line of credit and serve to determine the total amount available under the line. At September 30, 2001, no funds were drawn under either the secured or unsecured line. The Company did not draw on either the secured or unsecured lines of credit during the nine months ended September 30, 2001. The Company also maintains a line of credit at the Federal Home Loan Bank of Atlanta secured by securities and first mortgage loans. The total credit available under this line is ten percent of the Bank's assets with the actual amount available based on the market value of the collateral pledged.


CAPITAL RESOURCES

Total stockholders' equity increased to $43.0 million at September 30, 2001 from $28.7 million at December 31, 2000. September 30, 2001 equity was affected by net income of $934 thousand, $2.5 million raised through a public offering of the Company's Class B common stock, $10.5 million raised as a result of the exercise of warrants, $54 thousand from the exercise of stock options and an increase of $243 thousand in net unrealized gains on available for sale securities.

At September 30, 2001, the Company exceeded all regulatory capital requirements as follows:


                               CAPITAL ADEQUACY
                            (dollars in thousands)

                                                                                                            To be well capitalized
                                                                              For capital                  under prompt corrective
                                                   Actual                   adequacy purposes                 action provisions
                                     -------------------------------  -------------------------------   ---------------------------
                                            Amount        Ratio         Amount          Ratio             Amount          Ratio
                                            ------        -----         ------          -----             ------          -----
                                                                        (Dollars in thousands)
Total Capital
     (to risk weighted assets)............   43,141       10.73%        * 32,175        * 8.00%           * 40,219        * 10.00%

Tier I Capital
     (to risk weighted assets)............   39,187        9.74%        * 16,088        * 4.00%           * 24,131        *  6.00%

Tier I Capital
     (to average assets)..................   39,187        8.73%        * 17,960        * 4.00%           * 22,450        *  5.00%

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

* greater than or equal to

At September 30, 2001, the Bank exceeded all regulatory capital requirements as follows:

                               CAPITAL ADEQUACY
                            (dollars in thousands)

                                                                                                   To be well capitalized
                                                                             For capital          under prompt corrective
                                                         Actual            adequacy purposes          action provisions
                                                -----------------------  -----------------------   -----------------------

                                                   Amount      Ratio     Amount       Ratio          Amount      Ratio
                                                   ------      -----     ------       -----          ------      -----
                                                                       (Dollars in thousands)
Total Capital
      (to risk weighted assets)............        42,621     10.60%     * 32,172    * 8.00%        * 40,215   * 10.00%

Tier I Capital
      (to risk weighted assets)............        38,667      9.61%     * 16,086    * 4.00%        * 24,129    * 6.00%

Tier I Capital
      (to average assets)..................        38,667      8.61%     * 17,960    * 4.00%        * 22,450    * 5.00%

* Greater than or equal to.

                          Part II. Other Information


Item 1. Legal Proceedings
        -----------------

  The Company and the Bank are periodically involved in various legal proceedings as a normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

Not applicable

Item 3. Defaults Upon Senior Securities
        -------------------------------

 Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

 Not applicable.


Item 5. Other Information
        -----------------

 Not applicable.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

 (a) Exhibits

      Number      Description
      ------      -----------

      None.

 (b) Reports on Form 8-K


On August 14, 2001 the Company filed a Form 8-K announcing the change of its stock ticker symbol from AAABB to AAAB.

On July 20, 2001 the Company file a Form 8-K announcing its second quarter earnings results and its expansion into Fort Lauderdale, Broward County, Florida.

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           ADMIRALTY BANCORP, INC.


Date:   November 13, 2001                       By:/s/ Ward Kellogg
                                                   ----------------
                                              WARD KELLOGG, President


Date:    November 13, 2001                      By: /s/ Kevin M. Sacket
                                                    -------------------
                                              KEVIN M. SACKET, Treasurer
                                              (Principal Financial Officer)