Form 10KSB
period 2001-12-31
ADMIRALTY BANCORP INC
filed 2002-03-18
CIK 1066808

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-KSB

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                   OR

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-24891

                             ---------------------

                            ADMIRALTY BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                                         65-0405207
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                         Identification No.)

          4400 PGA BOULEVARD,                                      33410
      PALM BEACH GARDENS, FLORIDA                                (Zip Code)
(Address of Principal Executive Offices)

                                 (561) 624-4701
               (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE.)
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    The aggregate market value of voting stock held by non-affiliates of the Registrant as of January 25, 2002 was $83,628,830.

    For the fiscal year ended December 31, 2001, the Registrant had total revenues of $31.6 million.

    As of February 15, 2002 there were 5,282,485 shares of Class B Common Stock outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

                         10-KSB ITEM                                 DOCUMENT INCORPORATED
                         -----------                                 ---------------------
Item 9.   Directors and Executive Officers of the    Proxy Statement for 2002 Annual Meeting of
          Company; Compliance with Section 16(a) of  Stockholders to be filed no later than April 26, 2002.
          the Exchange Act.
Item 10.  Executive Compensation                     Proxy Statement for 2002 Annual Meeting of
                                                     Stockholders to be filed no later than April 26, 2002.
Item 11.  Security Ownership of Certain Beneficial   Proxy Statement for 2002 Annual Meeting of
          Owners and Management                      Stockholders to be filed no later than April 26, 2002.
Item 12.  Certain Relationships and Related          Proxy Statement for 2002 Annual Meeting of
          Transactions                               Stockholders to be filed no later than April 26, 2002.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

  GENERAL

     Admiralty Bancorp, Inc. is a holding company for Admiralty Bank (the "Bank") and Admiralty Insurance Services, LLC., (collectively, the "Company"). Admiralty Bancorp, Inc. is incorporated in the state of Delaware and is registered with the Board of Governors of the Federal Reserve System (the "FRB") as a financial holding company. The Bank is a Florida chartered commercial bank and member of the Federal Reserve System. Its main office is in Palm Beach Gardens, Florida, and it has branches in Altamonte Springs, Boca Raton, Cocoa Beach, Fort Lauderdale, Juno Beach, Jupiter, Melbourne and Orlando, Florida. On March 11, 2000, the Company converted from a one bank holding company to a financial holding company under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "Modernization Act"). This status permits the Company to undertake financial activities which need not be closely related to banking, such as insurance brokerage activities. Under the Modernization Act, the Company's bank subsidiary must remain "well capitalized" (i.e., have a leveraged capital ratio of 5% or greater and a risk based capital ratio of 10% or greater) and well managed, or the Company could be required to divest itself of its non-banking activities. In addition, the Company must maintain a rating of "satisfactory" or better under the Community Reinvestment Act. Our status as a financial holding company also permits us to undertake certain activities without prior Federal Reserve approval.

     The Company formed Admiralty Insurance Services, LLC ("AIS") as a joint venture with USI Florida ("USI") to offer a wide range of insurance products, primarily to customers of the Bank. USI and the Company are each 50 percent owners of AIS. USI and AIS share equally in commissions on policies sold, and the Company is entitled to 50 percent of the net income of AIS. Under the agreement, USI Florida absorbs all costs incurred by AIS for operating expenses. AIS did minimal business during the years ended December 31, 2001 and 2000; $66 thousand and $16 thousand in income was recognized during the respective periods.

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

  SERVICE AREA

     The Company's service area primarily consists of Palm Beach, Broward, Brevard, Orange, Osceola and Seminole Counties, Florida, although the Company makes loans throughout Florida. The Company operates through its main office in Palm Beach Gardens, Florida and branch offices in Altamonte Springs, Boca Raton, Cocoa Beach, Fort Lauderdale, Juno Beach, Jupiter, Melbourne and Orlando, Florida.

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

  EMPLOYEES

     At December 31, 2001, the Company employed 111 full-time employees and 11 part-time employees. None of these employees is covered by a collective bargaining agreement and the Company believes that its employee relations are good.

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

  BANK HOLDING COMPANY REGULATION

     As a financial holding company registered under the Bank Holding Company Act (the "BHCA"), the Company is subject to the regulation and supervision of the FRB. The Company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiary.

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

     Insurance of Deposits. The deposits of the Bank are insured up to applicable limits by the BIF of the FDIC. Accordingly, the Bank is subject to deposit insurance assessments to maintain the BIF. Under the FDIC's insurance premium assessment system, each institution is assigned to one of nine assessment risk classifications based on its capital ratios and supervisory evaluations. The lowest risk institutions do not pay any insurance premium, while the highest risk institutions pay a premium assessed at the rate of 0.27% of domestic deposits. Each institution's classification under the system is re-examined semi-annually. In addition, the FDIC is authorized to increase or decrease such rates on a semi-annual basis. In addition to insurance premium assessments, under the Deposit Insurance Funds Act of 1996 (the "Deposit Act"), commercial banks like the Bank are required to pay a portion of the interest and principal owed on bonds issued by the Federal Financing Corporation ("FICO") to assist the thrift bailout in the mid-1980's. BIF insured commercial banks like the Bank are assessed 1.82 basis points of their assessed deposits in satisfaction of this FICO payment, in addition to deposit insurance premiums.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     The Bank leases its main office in Palm Beach Gardens and its branch offices in Boca Raton, Cocoa Beach, Fort Lauderdale, Juno Beach, Jupiter, Melbourne and Orlando, Florida. The Bank owns the real estate upon which it operates its Altamonte Springs branch in a leased modular building. The Bank is in the process of constructing a free standing, full service branch on the property. The new facility is expected to be opened in or about August 2002. The Bank currently has a contract to sell the portion of the property on which the modular building is located. The sale of that property is expected to close in June 2002 after which the Bank retains the right to operate its temporary office on the site until the permanent office is certified for occupancy. In addition, the Bank maintains an operations center in Lake Worth, Florida. The following table sets forth certain information regarding these leases:

LOCATION                               SQUARE FEET   MONTHLY RENTAL($)          TERM
--------                               -----------   -----------------   ------------------
Altamonte Springs....................     2,170            1,738             March 15, 2002
Boca Raton...........................     5,000           13,022          November 30, 2008*
Cocoa Beach..........................     2,500            3,125           January 31, 2011
Fort Lauderdale......................     2,200            4,950         September 30, 2004
Juno Beach...........................     2,508            4,348          December 31, 2004
Jupiter..............................     4,067            8,785            August 31, 2008*
Lake Worth...........................     5,800            5,075             March 31, 2005
Melbourne............................     4,845            5,652           January 31, 2010
Orlando..............................     8,792           14,653           January 31, 2011
Palm Beach Gardens...................     7,930           17,182           October 31, 2003
South Orlando........................     2,857            7,142          February 28, 2011

---------------

* These leases extend to ten year terms upon a change in control of the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of the Registrant's stockholders during the fourth quarter of fiscal 2001.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Beginning September 30, 1998, the Company's Class B common stock traded on the NASDAQ National Market under the symbol "AAABB". During the second half of 2001 the Company's trading symbol was shortened to "AAAB". The following table shows the high and low bid prices for the Class B common stock as reported on the NASDAQ National Market for each quarter of the last two fiscal years. These quotations reflect inter-dealer prices, without retail market, mark-down or commission and may not represent actual transactions.

                                                              HIGH     LOW
                                                              -----   -----
1st Quarter 2000............................................   9.00    6.00
2nd Quarter 2000............................................   6.88    5.25
3rd Quarter 2000............................................   9.44    6.63
4th Quarter 2000............................................  10.63    3.06
1st Quarter 2001............................................  16.00    8.38
2nd Quarter 2001............................................  14.70   11.50
3rd Quarter 2001............................................  21.37   13.95
4th Quarter 2001............................................  23.00   16.45

     The Company has not paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. In January 2000, the Company declared a 12.91% stock dividend on its Class B common stock. In October 2001, the Company declared a 5% stock dividend on its Class B common stock.

     As of December 31, 2001, the Company no longer had Class A common stock outstanding and had 211 record holders of our Class B Stock.

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

                                                         AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------
                                                            2001           2000           1999
                                                        ------------   ------------   ------------
INCOME STATEMENT DATA:
Interest and dividend income..........................  $    30,363    $    16,780    $     7,930
Interest expense......................................       14,709          7,965          2,448
                                                        -----------    -----------    -----------
Net interest and dividend income......................       15,654          8,815          5,482
Provision for loan losses.............................        2,528          1,442            525
                                                        -----------    -----------    -----------
Net interest and dividend income after provision for
  loan losses.........................................       13,126          7,373          4,957
Non-interest income...................................        1,234          1,044          1,075
Non-interest expense..................................       12,030          7,448          5,396
                                                        -----------    -----------    -----------
Income before income taxes............................        2,330            969            636
Income tax expense....................................          906            363            384
                                                        -----------    -----------    -----------
Net income............................................  $     1,424    $       606    $       252
                                                        ===========    ===========    ===========
PER COMMON SHARE DATA:
Net income -- basic/diluted...........................  $0.30/$0.28    $0.19/$0.19    $0.08/$0.08
Book value(1).........................................  $      8.19    $      7.29    $      6.33
BALANCE SHEET DATA:
Total assets..........................................  $   497,582    $   301,361    $   139,962
Total loans...........................................      395,301        221,010        100,857
Allowance for loan losses.............................       (4,844)        (2,381)        (1,017)
Investment securities(2)..............................       55,565         39,514         27,682
Goodwill, net.........................................        3,234          3,387          3,540
Deposits..............................................      449,144        261,315        110,273
Stockholders' equity..................................       43,286         28,718         19,574
SELECTED OPERATING RATIOS:
Return on average assets..............................         0.34%          0.30%          0.23%
Return on average common equity.......................         3.70%          2.92%          1.29%
Net interest margin...................................         3.94%          4.65%          5.64%
SELECTED CAPITAL AND ASSET QUALITY RATIOS:
Average equity/average assets.........................         9.21%         10.25%         18.02%
Non-accrual loans/total loans.........................         0.13%          0.18%          0.15%
Non-performing assets/total loans and other real
  estate owned........................................         0.24%          0.18%          0.26%
Allowance for loan losses/total loans.................         1.23%          1.08%          1.01%
Allowance for loan losses/non-performing assets.......       500.93%        592.29%        388.17%
Net charge-offs/average total loans...................         0.02%          0.05%          0.15%

---------------

(1) Book value per common share calculated by dividing the aggregate outstanding Class A common shares at a conversion ratio of one Class A share to 1.1291 Class B shares and the Class B shares, adjusted for the 2001 stock dividend, into total stockholders' equity at the respective dates.

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

  OVERVIEW

     For the year ended December 31, 2001 the Company generated net income of $1.4 million or $0.30 per share and $0.28 per share basic and diluted, respectively, compared to net income of $606 thousand, or $0.19 per share both basic and diluted in 2000.

     At December 31, 2001, the Company's total assets reached $497.6 million, an increase of 65.1% over total assets at December 31, 2000. The Company's net loans totaled $390.5 million, an increase of 78.6% over net loans at December 31, 2000 and the Company's deposits totaled $449.1 million, an increase of 71.9% over total deposits at December 31, 2000. The increases are generally due to the Company's continued successful penetration and expansion of its service area, both through its management team and through its new office locations.

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

  NET INCOME

     For the year ended December 31, 2001, the Company produced a net profit of $1.4 million, an increase of $818 thousand from net income of $606 thousand for the year ended December 31, 2000. The period to period increase in reported net income is attributable to an increase in the Company's net interest income partially offset by an increase in non-interest expenses as the Company incurred costs to enhance the value of its franchise.

  Interest Income

     Total interest income increased $13.6 million, or 81.0%, to $30.4 million for the year ended December 31, 2001 from $16.8 million in 2000. This increase in interest income primarily relates to an increase in the Company's average balance of earning assets, partially offset by a reduction in the average rate being earned on these assets to 7.7% from 8.9% resulting from lower market interest rates. Average balances increased by $174.8 million for loans, $15.5 million for investment securities, $180 thousand for interest bearing due from banks and $17.0 million for federal funds sold. The average yield on the loan portfolio decreased to 8.2% from 9.5%, the average yield on investment securities, including Federal Reserve Bank and FHLB stock, decreased to 6.5% from 7.0%, the average yield on interest bearing due from bank accounts decreased to 4.3% from 6.0% and the average yield on federal funds sold decreased to 3.6% from 6.5% in 2001 as compared to 2000, reflecting lower market rates of interest. During 2001, as the Company's asset mix continued to shift toward a greater percentage of loans newly originated in the current rate environment, the Company's yield on interest earning assets decreased to 7.7% from the 8.9% earned during 2000.

  Interest Expense

     The Company's interest expense for the year ended December 31, 2001, increased $6.7 million, or 84.7%, to $14.7 million from $8.0 million for 2000. The increase in interest expense reflects a 121.6% increase in average interest bearing liabilities during 2001 coupled with a decrease in the average rate paid on interest bearing liabilities to 4.5% from 5.4%, resulting from lower market interest rates. The average balance of time deposits, money market deposits and NOW deposits increased by $130.4 million, $47.9 million and $8.5 million, respectively, in 2001, as compared to 2000. The increase in money market deposit accounts reflects the success of our tiered-rate money market account which offers competitive rates based upon the size of the customer's account balance. During 2001 the average rate paid by the Company on its time deposits decreased to 5.4% from 6.5% in 2000 and the average rate paid on money market accounts decreased to 3.5% from 5.0% in 2000. The Company subscribes to a deposit listing service on the internet which allows it to post time deposit rates on a web site which is available to other subscribers who use the site as an information source for investing in time deposits. The deposits raised through this program are primarily deposits of credit unions, savings banks and commercial banks at terms from ninety days to three years. The Company raised a net of $72.0 million with this program in 2001. At December 31, 2001 the Company had $106.1 million in deposits raised through this program compared to $34.1 million in such deposits at December 31, 2000. The weighted average rate of the internet deposit portfolio at December 31, 2001 was 3.85% and the weighted average contractual life was 9.0 months. In addition, the average balance of the Company's non-interest bearing demand deposits increased by $18.4 million, to $51.1 million, from $32.7 million at December 31, 2000. The average balance of the Company's repurchase agreement was $5.3 million at an average cost of 6.4% in 2001 compared to $8.4 million at an average cost of 6.3% in 2000. The average balance of the FHLB borrowing was $2.0 million at an average cost of 5.1% in 2001 compared to $6.1 million at an average cost of 6.6% in 2000. The repurchase agreement and FHLB borrowing were part of a leveraged interest rate risk reduction strategy in which the Company used the funds to purchase government agency securities. The effect of the changes to the Company's deposit portfolio, the repurchase agreement and FHLB borrowing was to decrease the Company's average cost of interest bearing liabilities to 4.5% for 2001 compared to 5.4% in 2000.

  Net-Interest Income

     Net interest income increased by $6.8 million, or 77.6%, over 2000. The Company's net interest spread decreased 32 basis points to 3.2% for 2001 from 3.5% in 2000. The Company's net yield on interest earning assets decreased to 3.9% in 2001 from 4.7% in 2000.

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

                                                                YEAR ENDED DECEMBER 31,
                             ---------------------------------------------------------------------------------------------
                                         2001                            2000                            1999
                             -----------------------------   -----------------------------   -----------------------------
                                                   AVERAGE                         AVERAGE                         AVERAGE
                                        INTEREST    RATES               INTEREST    RATES               INTEREST    RATES
                             AVERAGE    INCOME/    EARNED/   AVERAGE    INCOME/    EARNED/   AVERAGE    INCOME/    EARNED/
                             BALANCE    EXPENSE     PAID     BALANCE    EXPENSE     PAID     BALANCE    EXPENSE     PAID
                             --------   --------   -------   --------   --------   -------   --------   --------   -------
                                                                (DOLLARS IN THOUSANDS)
ASSETS
Interest earning assets:
Due from banks.............  $    395   $    17      4.3%    $    215   $    13      6.0%    $     14         1      5.1%
Loans......................   318,137    26,056      8.2%     143,352    13,645      9.5%      71,470     6,479      9.1%
Taxable investment
  securities(1)............    51,376     3,325      6.5%      35,914     2,504      7.0%      16,213       994      6.1%
Federal funds sold.........    26,514       965      3.6%       9,516       618      6.5%       9,425       456      4.8%
                             --------   -------              --------   -------              --------    ------
Total interest earning
  assets...................   396,422   $30,363      7.7%     188,997   $16,780      8.9%      97,122     7,930      8.2%
                                        -------                         -------                          ------
Non-interest earning
  assets...................    24,867                          14,565                          11,838
Allowance for possible loan
  losses...................    (3,385)                         (1,445)                           (743)
                             --------                        --------                        --------
    Total Assets...........  $417,904                        $202,117                        $108,217
                             ========                        ========                        ========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing
  liabilities:
NOW deposits...............  $ 21,084   $   133      0.6%    $ 12,544   $    88      0.7%      11,535        87      0.8%
Savings deposits...........     2,327        39      1.7%       2,296        46      2.0%       2,299        42      1.8%
Money market deposits......   101,740     3,619      3.6%      53,811     2,708      5.0%      26,108     1,074      4.1%
Time deposits..............   194,266    10,479      5.4%      63,912     4,165      6.5%      22,308     1,115      5.0%
Federal funds purchased....        --        --      0.0%         367        23      6.2%         291        17      5.8%
Repurchase agreements......     5,292       337      6.4%       8,415       528      6.3%       1,819       113      6.2%
FHLB borrowings............     1,988       102      5.1%       6,118       407      6.7%          --        --      0.0%
                             --------   -------              --------   -------              --------    ------
Total interest-bearing
  liabilities..............   326,697   $14,709      4.5%     147,463   $ 7,965      5.4%      64,360    $2,448      3.8%
                                        -------                         -------                          ------
Non-interest bearing
  liabilities:
Demand deposits............    51,083                          32,738                          23,823
Other liabilities..........     1,645                           1,192                             528
                             --------                        --------                        --------
Total non-interest bearing
  liabilities..............    52,728                          33,930                          24,351
                             --------                        --------                        --------
Stockholders' equity.......    38,479                          20,724                          19,506
                             --------                        --------                        --------
Total liabilities and
  stockholders' equity.....  $417,904                        $202,117                        $108,217
                             ========                        ========                        ========
Net interest
  differential.............                          3.2%                            3.5%                            4.4%
                                                     ===                             ===                             ===
Net yield on interest
  earning assets...........             $15,654      3.9%               $ 8,815      4.7%                $5,482      5.6%
                                        =======      ===                =======      ===                 ======      ===

---------------

(1) Includes Federal Reserve Bank stock and Federal Home Loan Bank of Atlanta stock.

     The following table presents by category the major factors that contributed to the changes in net interest income for the periods presented. Amounts have been computed on a fully tax-equivalent basis.

                                                               YEAR ENDED DECEMBER 31,
                                                                  2001 VERSUS 2000
                                                          ---------------------------------
                                                          INCREASE (DECREASE) DUE TO CHANGE
                                                                         IN:
                                                          ---------------------------------
                                                           AVERAGE     AVERAGE
                                                           VOLUME*      RATE         NET
                                                          ---------   ---------   ---------
                                                                   (IN THOUSANDS)
INTEREST INCOME:
Due from banks..........................................   $     8     $    (4)    $     4
Loans...................................................    14,316      (1,905)     12,411
Taxable investment securities...........................     1,001        (180)        821
Federal funds sold......................................       619        (272)        347
                                                           -------     -------     -------
Total interest income...................................   $15,944     $(2,361)    $13,583
                                                           -------     -------     -------

INTEREST EXPENSE:
Federal funds purchased.................................   $    --     $   (23)    $   (23)
NOW deposits............................................        54          (9)         45
Money market deposits...................................     1,705        (794)        911
Savings.................................................         1          (8)         (7)
Time deposits...........................................     7,031        (717)      6,314
Repurchase agreements...................................      (199)          8        (191)
FHLB borrowings.........................................      (212)        (93)       (305)
                                                           -------     -------     -------
Total interest expense..................................   $ 8,380     $(1,636)    $ 6,744
                                                           -------     -------     -------
Net interest income.....................................   $ 7,564     $  (725)    $ 6,839
                                                           =======     =======     =======

---------------

* Change in rate/volume is combined with change in volume.

  Provision for Loan Losses

     The increase in the provision for loan losses for 2001 to $2.5 million from $1.4 million in 2000 is reflective of the significant growth in the loan portfolio during 2001 as compared to the prior year. The Company's provision for loan losses maintained the reserve at a level management believes appropriate in light of the Company's lending activities, the quality of the loan portfolio, historical experience, volume and type of lending conducted by the Company, the status of past due and nonperforming loans, the general economic conditions of the Company's lending area and other factors affecting collectibility of the Company's loan portfolio. The Company had net charge-offs of $65 thousand and did not experience any material change in its level of classified loans during 2001. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, the financial status of borrowers and regulatory requirements.

  Non-Interest Income

     Total non-interest income increased $190 thousand, or 18.2%, from last year. The components of non-interest income include a $185 thousand increase in service charges and fees (including a $52 thousand increase in service charges on deposit accounts) and a $50 thousand increase in insurance commissions. Non-interest income also includes a $17 thousand reduction in gain on sale of securities and a $25 thousand reduction in gain on sale of other real estate since the Company did not sell any of these assets during 2001.

  Non-Interest Expense

     The Company's non-interest expense for 2001 increased over non-interest expense for 2000. For 2001, the Company's total non-interest expense was $12.0 million, compared to total non-interest expense of $7.4 million for 2000. The increase in non-interest expense reflects increased compensation and employee benefit expense as the Company hired management and staff for the South Orlando and Cocoa Beach facilities in the spring of 2001 and management and staff for the Altamonte Springs and Fort Lauderdale region in the summer and fall of 2001. Additionally, the Company added staff to its deposit operations, loan operations and information systems departments to manage the growing volume of the Bank during 2001. Salary and benefits expenses for 2001 include $175 thousand for the South Orlando office, $160 thousand for the Altamonte Springs office and $132 thousand for the Fort Lauderdale office which the Company did not have in 2000. Salary and benefit expenses also include increases of $757 thousand for the downtown Orlando office which opened in the fall of 2000, $166 thousand for the management and staff of the Cocoa Beach office and $706 thousand for additional staff and annual raises for the administrative management and staff. Full time equivalent employees increased from 85 at December 31, 2000 to 111 at December 31, 2001, reflecting increases necessary both to administer the Company's growing loan and deposit portfolios and to staff the South Orlando, Cocoa Beach, Fort Lauderdale and Altamonte Springs offices.

     In the fourth quarter of 2001, the Company changed certain of its compensation policies. The effect of these changes should be to reduce certain non-interest expenses in 2002. With regard to members of the Board of Directors, the Company and the Bank ceased paying meeting fees and in lieu of these fees entered into change in control bonus agreements with each member of the Board. Under these agreements, each member of the Board who remains a member of the Board at the effective time of a change in control will receive a bonus of $36,000, except for Mr. Bruce Mahon, the Chairman, who will receive $108,000. With regard to members of senior management, the Company has suspended its bonus program, and has ceased accruing bonus expense. In lieu of year end bonuses, the Company has established a change in control program for members of senior management.

     The Company incurred an increase in occupancy and furniture and equipment expenses as the Company opened its seventh, eighth, ninth and tenth offices, in South Orlando, Cocoa Beach, Altamonte Springs and Fort Lauderdale and moved from a temporary location to the permanent facility for its Downtown Orlando office. Goodwill amortization totaled $153 thousand for both 2001 and 2000. However, due to changes in accounting rules, the Company anticipates that it will not incur this expense in future years. See "Impact of New Accounting Standards". The Company also experienced the following increases in other non-interest expenses related primarily to its growth: telephone expense increased $63 thousand, or 40%, postage and freight increased $23 thousand, or 29%, waived check printing fees increase $45 thousand, or 93%, stationery supplies and printing increased $130 thousand, or 72%, audit expense increased $31 thousand, or 25%, business development expenses increased $146 thousand, or 102%, charitable donations increased $48 thousand, or 163%, data processing expenses increased $108 thousand, or 30%, directors' fees and expenses increased $83 thousand, or 81%, FDIC and state assessments increased $93 thousand, or 153%, courier expenses increased $38 thousand, or 99%, and amortization of the interest only strip related to the sold portion of SBA loans increased $44 thousand, or 1,061% due to loans paid off or placed on non-accrual during the year. The Company experienced decreases in the following categories of non-interest expense: legal expenses decreased $20 thousand, or 51%, ATM processing costs decreased $34 thousand, or 45%, other real estate expenses decreased $21 thousand, or 100%, and other losses decreased $54 thousand, or 90%.

  Income Taxes

     Income tax expense increased to $906 thousand for 2001, from $363 thousand for 2000, due primarily to higher taxable income generated by the Company. The Company reversed $50 thousand and $75 thousand of the valuation allowance against deferred taxes in 2001 and 2000 respectively. The reversals are due to the increased core profitability of the Company. Non-deductible expenses for goodwill amortization contributed to effective tax rate for the year of 39%.

     At December 31, 2001, the Company had unused net operating loss carry-forwards of approximately $820 thousand for Federal and Florida Income Tax purposes expiring through 2008. These loss carry-forwards reflect the maximum benefit that can be obtained from the net operating losses due to limitation under the Internal Revenue Code of 1986.

     FINANCIAL CONDITION -- DECEMBER 31, 2001 COMPARED TO DECEMBER 31, 2000

     At December 31, 2001, the Company's total assets were $497.6 million, compared to $301.4 million at December 31, 2000. Increases in total assets included increases of $171.8 million in net loans, $4.7 million in cash and due from banks, $11.0 million in investment securities held to maturity, $4.3 million in investment securities held available for sale and $2.8 million in premises and equipment. Total deposits were $449.1 million at December 31, 2001 compared to $261.3 million at December 31, 2000.

  Cash and Due From Banks

     At December 31, 2001, cash and due from banks increased $4.7 million. Interest bearing due from banks decreased $690 thousand and federal funds sold increased by $28 thousand from December 31, 2000. The increase in cash and due from banks is primarily attributable to additional cash needs for the new branches opened during the period and a larger volume of cash items related to the larger deposit base.

  Loan Portfolio

     The $171.8 million increase in net loans is comprised primarily of $6.8 million in commercial loans, $149.9 million in non-residential real estate loans, $5.4 million in residential real estate loans and $9.9 million in construction loans. The increase is the result of the management team's efforts to attract new business and expand relationships with existing customers.

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

     The following schedule presents the components of loans, by type, as of December 31, 2001, 2000 and 1999.

                               DECEMBER 31, 2001    DECEMBER 31, 2000    DECEMBER 31, 1999
                               ------------------   ------------------   ------------------
                                AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT
                               --------   -------   --------   -------   --------   -------
                                            (IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial and Industrial....  $ 49,846      13%    $ 43,006      19%    $ 20,380      20%
Real Estate Non-Residential
  Properties.................   297,850      75      147,996      67       61,416      60
Residential Properties.......    24,802       6       19,399       9       10,824      11
Construction.................    17,771       4        7,869       3        7,148       7
Consumer.....................     6,380       2        3,424       2        1,534       2
                               --------     ---     --------     ---     --------     ---
Gross loans..................  $396,649     100%     221,694     100%    $101,302     100%
less: net deferred fees......     1,348                  684                  445
                               --------             --------             --------
Total loans..................   395,301              221,010              100,857
less: allowance for loan
  losses.....................     4,844                2,381                1,017
                               --------             --------             --------
Net loans....................  $390,457             $218,629             $ 99,840
                               ========             ========             ========

     The following table sets forth, in terms of interest rate sensitivity, certain components of the Company's loan portfolio as well as its fixed and adjustable rate loans within that portfolio at December 31, 2001.

                                        WITHIN 1 YEAR   1 TO 5 YEARS   AFTER 5 YEARS    TOTAL
                                        -------------   ------------   -------------   -------
                                                            (IN THOUSANDS)
Commercial and Industrial.............     $34,021        $15,657          $168        $49,846
Construction Loans....................      15,819          1,952            --         17,771
                                           -------        -------          ----        -------
     Total(1).........................     $49,840        $17,609          $168        $67,617
                                           =======        =======          ====        =======
Fixed Rate Loans......................                                                 $10,833
Variable Rate Loans...................                                                  56,784
                                                                                       -------
     Total(1).........................                                                 $67,617
                                                                                       =======

---------------

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

     Non-performing assets include loans that are not accruing interest (non-accrual loans) as a result of principal or interest being in default for a period of 90 days or more. When a loan is placed on such non-accrual status, all accumulated accrued interest receivable is reversed out of current period income. Until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of such payments as interest. Despite this general policy, the Small Business Administration does not allow lenders to place loans on non-accrual status. Because of this, cash collected on past due Small Business Administration guaranteed loans is applied to interest first and any amount collected above the interest due is applied to principal. Income on the unguaranteed portion of these loans retained in the Company's portfolio is recognized on a cash basis when received.

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

     During 2001, the Company's non-accrual loans increased by $122 thousand to $524 thousand at December 31, 2001 from $402 thousand at December 31, 2000. The 2001 balance represents six loans, two of which were placed on non-accrual during 2001 and the retained portion of four Small Business Administration loans which have remained on non-accrual since 2000. All the loans are in various stages of collection and the Company does not expect to incur a material loss on the loans. The Company had no other real estate owned at December 31, 2001 or 2000. No property was taken in as other real estate during 2001. During January 2002 the Company took title to a restaurant property securing one of the non-accrual Small Business Administration loans. Several parties have expressed interest in acquiring the property and management does not expect to incur a loss on the sale.

     The following table sets forth information concerning the Company's non-performing assets as of the dates indicated:

                              NON-PERFORMING LOANS

                                                                 DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Non-accrual loans.......................................  $   524   $   402   $   154
Other real estate owned.................................       --        --       108
                                                          -------   -------   -------
Total non-performing assets(1)..........................  $   524   $   402   $   262
                                                          =======   =======   =======
Non-accrual loans to total loans........................     0.13%     0.18%     0.15%
Non-performing assets to total assets...................     0.19%     0.13%     0.19%
Allowance for possible loan losses as a percentage of
  non-performing assets.................................   500.93%   592.29%   388.17%

---------------

(1) Excludes loans past due 90 days or more and still accruing interest of $443 thousand at December 31, 2001 and $41 thousand at December 31, 1999. No loans were 90 days or more past due and still accruing interest at December 31, 2000.

     If the above described non-accruing loans had been current, the Company's interest income would have increased by $39 thousand, $11 thousand and $8 thousand for the years ended December 31, 2001, 2000 and 1999 respectively.

     At December 31, 2001, 12% of the Company's loan portfolio was secured by real estate improved with office buildings. Tenants in a variety of businesses use the office buildings securing these loans. There were no other concentrations of loans exceeding 10% of the Company's total loans at December 31, 2000 and there were no concentrations of loans exceeding 10% of the Company's loans at December 31, 2000 or 1999. The Company had no foreign loans for any period reported.

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

     The Company's allowance for possible loan losses totaled $4.8 million, $2.4 million and $1.0 million at December 31, 2001, 2000 and 1999, respectively.

     The following is a summary of the reconciliation of the allowance for loan losses for the periods presented.

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
                                                              (DOLLARS IN THOUSANDS)
Balance at beginning of period.............................  $2,381   $1,017   $  602
CHARGE-OFFS
Real estate................................................      --       87       --
Instalment.................................................      15       --        1
Commercial.................................................      55       --      177
                                                             ------   ------   ------
     Total Charge-offs.....................................      70       87      178
RECOVERIES
Real estate................................................       1       --        4
Instalment.................................................      --       --       --
Commercial.................................................       4        9       64
                                                             ------   ------   ------
     Total Recoveries......................................       5        9       68
Net Charge-offs............................................      65       78      110
Provision charged to expense...............................   2,528    1,442      525
                                                             ------   ------   ------
Balance of allowance at end of period......................  $4,844   $2,381   $1,017
                                                             ======   ======   ======
Ratio of net charge-offs to average loans outstanding......    0.02%    0.05%    0.15%
Balance of allowance at period end as a percent of total
  loans at period end......................................    1.23%    1.08%    1.01%

     The following table sets forth, for each of the Company's major lending areas, the amount of the Company's allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated:

            ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY CATEGORY

                                                           DECEMBER 31,
                                ------------------------------------------------------------------
                                        2001                   2000                   1999
                                --------------------   --------------------   --------------------
                                            % OF                   % OF                   % OF
                                AMOUNT   TOTAL LOANS   AMOUNT   TOTAL LOANS   AMOUNT   TOTAL LOANS
                                ------   -----------   ------   -----------   ------   -----------
                                                      (DOLLARS IN THOUSANDS)
Balance applicable to:
Commercial and industrial.....  $  882        13%      $  406        19%      $  175        20%
Real estate:
  Non-residential
     properties...............   2,341        75%       1,228        67%         596        60%
  Residential properties......     270         6%         209         9%          66        11%
  Construction................   1,007         4%         304         3%         134         7%
  Consumer....................      76         2%          42         2%          14         2%
                                ------       ---       ------       ---       ------       ---
Subtotal......................   4,576       100%       2,189       100%         985       100%
  Unallocated reserves........     268        --          192        --           32        --
                                ------       ---       ------       ---       ------       ---
     Total....................  $4,844       100%      $2,381       100%      $1,017       100%
                                ======       ===       ======       ===       ======       ===

  Investment Portfolio

     The Company maintains an investment portfolio to fund increased loan demand or decreased deposits and other liquidity needs and to provide an additional source of interest income. The portfolio is composed primarily of obligations of the U.S. Treasury, U.S. Government agencies and government sponsored entities. The Bank also owns shares in the Bankers' Bancorporation of Florida, Inc. As a Federal Reserve Member Bank, the Bank also holds stock in the Federal Reserve Bank of Atlanta and, as a member of the Federal Home Loan Bank of Atlanta, the Bank also owns Federal Home Loan Bank Stock. For purposes of the following discussion, the Company does not consider the Federal Reserve Bank stock and Federal Home Loan Bank stock to be investment securities.

     The Company classifies its investment securities as either held to maturity, trading or available for sale. Investment securities are classified as securities held to maturity based on management's intent and the Company's ability to hold them to maturity. Such securities are stated at cost, adjusted for unamortized purchase premiums and discounts. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities, which are carried at market value. Realized gains and losses and gains and losses from marking the portfolio to market value are included in trading revenue. Securities not classified as securities held to maturity or trading securities are classified as securities available for sale, and are stated at fair value. Unrealized gains and losses on securities available for sale are excluded from results of operations, and are reported as a separate component of comprehensive income in stockholders' equity, net of taxes. Securities classified as available for sale include securities that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase regulatory capital or other similar requirement. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value with the related write-downs included in earnings as realized losses.

     Management determines the appropriate classification of securities at the time of purchase. At December 31, 2001 the Company had $18.0 million and $35.6 million of its investment portfolio classified as available for sale and held to maturity, respectively. At December 31, 2000 the Company had $13.6 million and $24.5 million of its investment portfolio classified as available for sale and held to maturity, respectively.

     The $11.0 million increase in the investment held to maturity portfolio is comprised of purchases of mortgage-backed securities and U.S. Treasury securities to augment the overall portfolio as the Bank grows and other mortgage-backed securities pay down.

     The $4.3 million increase in the investment available for sale portfolio is comprised of the purchase of $15.5 million in mortgage-backed securities and $1 million in agency securities, to augment the overall portfolio as the Bank grows and these and other mortgage-backed securities pay down. These purchases were partially offset by $7.5 million of calls and maturities of agency securities and $4.7 million in principal repayments on the mortgage-backed securities.

     A comparative summary of investment securities available for sale for the periods presented is as follows (in thousands):

                                                            GROSS        GROSS
                                              AMORTIZED   UNREALIZED   UNREALIZED    FAIR
AVAILABLE FOR SALE                              COST        GAINS        LOSSES      VALUE
------------------                            ---------   ----------   ----------   -------
December 31, 2001
U.S. Government and Agency Securities.......   $ 1,000       $ 29        $  --      $ 1,029
Mortgage-Backed Securities..................    16,800        144          (18)      16,926
Other Securities............................        14         --           --           14
                                               -------       ----        -----      -------
Total.......................................   $17,814       $173        $ (18)     $17,969
                                               =======       ====        =====      =======
December 31, 2000
U.S. Government and Agency Securities.......   $ 7,500       $  7        $ (30)     $ 7,477
Mortgage-Backed Securities..................     6,031        106           --        6,137
Other Securities............................        14         --           --           14
                                               -------       ----        -----      -------
Total.......................................   $13,545       $113        $ (30)     $13,628
                                               =======       ====        =====      =======
December 31, 1999
U.S. Government and Agency Securities.......   $ 6,997       $ --        $(218)     $ 6,779
Mortgage-Backed Securities..................     2,155         --          (63)       2,092
Other Securities............................        14         --           --           14
                                               -------       ----        -----      -------
Total.......................................   $ 9,166       $ --        $(281)     $ 8,885
                                               =======       ====        =====      =======

     A comparative summary of investment securities held to maturity for the periods presented is as follows (in thousands):

                                                            GROSS        GROSS
                                              AMORTIZED   UNREALIZED   UNREALIZED    FAIR
HELD TO MATURITY                                COST        GAINS        LOSSES      VALUE
----------------                              ---------   ----------   ----------   -------
December 31, 2001
U.S. Treasury Securities....................   $ 2,037       $ --        $  (6)     $ 2,031
U.S. Government and Agency Securities.......     4,002         45           (8)       4,039
Mortgage-Backed Securities..................    29,550        489          (26)      30,013
                                               -------       ----        -----      -------
Total.......................................   $35,589       $534        $ (40)     $36,083
                                               =======       ====        =====      =======
December 31, 2000
U.S. Government and Agency Securities.......   $ 1,000       $  5        $  (1)     $ 1,004
Mortgage-Backed Securities..................    23,549        228           --       23,777
                                               -------       ----        -----      -------
Total.......................................   $24,549       $233        $  (1)     $24,781
                                               =======       ====        =====      =======
December 31, 1999
U.S. Government and Agency Securities.......   $ 1,000       $ --        $ (28)     $   972
Mortgage-Backed Securities..................    17,025         --         (276)      16,749
                                               -------       ----        -----      -------
Total.......................................   $18,025       $ --        $(304)     $17,721
                                               =======       ====        =====      =======

     The following tables sets forth as of December 31, 2001, the maturity distribution of the Company's investment portfolio.

                   MATURITY SCHEDULE OF INVESTMENT SECURITIES

                                                          AFTER ONE BUT        AFTER FIVE BUT
                                    WITHIN ONE YEAR     WITHIN FIVE YEARS     WITHIN TEN YEARS
                                   ------------------   ------------------   ------------------
                                   CARRYING   AVERAGE   CARRYING   AVERAGE   CARRYING   AVERAGE
AVAILABLE FOR SALE                  VALUE      YIELD     VALUE      YIELD     VALUE      YIELD
------------------                 --------   -------   --------   -------   --------   -------
                                                      (DOLLARS IN THOUSANDS)
U.S. Government & Agency
  Obligations....................   $    0     0.00%     $1,029     3.03%     $    0     0.00%
Mortgage-Backed Securities.......    8,300     5.44%      7,008     5.63%      1,227     6.23%
Other Securities.................        0     0.00%          0     0.00%          0     0.00%
                                    ------     ----      ------     ----      ------     ----
                                    $8,300     5.44%     $8,037     5.29%     $1,227     6.23%
                                    ======               ======               ======

                                    AFTER TEN YEARS           TOTAL
                                   ------------------   ------------------
                                   CARRYING   AVERAGE   CARRYING   AVERAGE
AVAILABLE FOR SALE                  VALUE      YIELD     VALUE      YIELD
------------------                 --------   -------   --------   -------
                                           (DOLLARS IN THOUSANDS)
U.S. Government & Agency
  Obligations....................   $    0     0.00%    $ 1,029     3.03%
Mortgage-Backed Securities.......      391     6.23%     16,926     5.59%
Other Securities.................    2,021     6.05%      2,021     6.05%
                                    ------     ----     -------     ----
                                    $2,411     6.08%    $19,976     5.51%
                                    ======              =======

     Mortgage-backed securities maturities are based on current prepayment speeds as of most recent payment received.

     Other securities include Federal Reserve Bank stock of $1.3 million and Federal Home Loan Bank stock of $741 thousand that the Bank must own as a condition of membership. The Bank does not anticipate that it will discontinue its memberships and, therefore, these stocks are classified as more than ten years. Other securities also include $14 thousand in Bankers' Bancorporation of Florida stock.

                                                        AFTER ONE BUT      AFTER FIVE BUT WITHIN
                                  WITHIN ONE YEAR     WITHIN FIVE YEARS          TEN YEARS
                                 ------------------   ------------------   ---------------------
                                 CARRYING   AVERAGE   CARRYING   AVERAGE   CARRYING    AVERAGE
HELD TO MATURITY                  VALUE      YIELD     VALUE      YIELD     VALUE       YIELD
----------------                 --------   -------   --------   -------   --------   ----------
                                                     (DOLLARS IN THOUSANDS)
U.S. Treasury securities.......  $     0     0.00%    $ 2,037     2.66%      $  0        0.00%
U.S. Government & Agency
  Obligations..................        0     0.00%      4,002     4.40%         0        0.00%
Mortgage-Backed Securities.....   17,742     6.53%     10,305     6.51%       762        6.27%
                                 -------              -------                ----
                                 $17,742     6.53%    $16,344     5.52%      $762        6.27%
                                 =======              =======                ====

                                  AFTER TEN YEARS           TOTAL
                                 ------------------   ------------------
                                 CARRYING   AVERAGE   CARRYING   AVERAGE
HELD TO MATURITY                  VALUE      YIELD     VALUE      YIELD
----------------                 --------   -------   --------   -------
                                         (DOLLARS IN THOUSANDS)
U.S. Treasury securities.......    $  0      0.00%    $ 2,037     2.66%
U.S. Government & Agency
  Obligations..................       0      0.00%      4,002     4.40%
Mortgage-Backed Securities.....     741      6.04%     29,550     6.50%
                                   ----               -------
                                   $741      6.04%    $35,589     6.05%
                                   ====               =======

     Mortgage-backed securities maturities are based on current prepayment speeds as of most recent payment received.

     No available for sale securities were sold during 2001 or 1999. Proceeds from the sales of securities available for sale during the year ended December 31, 2000 were $17 thousand. Securities pledged to secure public funds on deposit and for other purposes required or permitted by law were $21.4 million, $28.1 million and $10.6 million at December 31, 2001, 2000 and 1999, respectively.

  Other Assets

     Accrued interest receivable increased $489 thousand as a result of growth in the loan and investment portfolios partially offset by lower yields on these assets. Federal Reserve Bank (FRB) stock and Federal Home Loan Bank (FHLB) stock increased as the result of purchases of additional FRB stock in compliance with the FRB membership requirements. The Company's net investment in premises and equipment increased $2.8 million. The increase is comprised of $1.3 million invested in land and build out for the Altamonte Springs office, $400 thousand for the build out of the Cocoa Beach office, $232 thousand for the build out of the Fort Lauderdale office, $338 thousand for the build out of the permanent office in downtown Orlando and $570 thousand for the build out of the South Orlando office, net of depreciation. The deferred tax asset increased $940 thousand because of timing differences in the Company's book income versus tax income and due to a reversal of $50 thousand of the valuation allowance against the asset.

  Deposits

     Deposits are the Company's primary source of funds. During 2001, the Company's deposits increased by $187.8 million, or 71.9%, to $449.1 million at December 31, 2001 from $261.3 million at December 31, 2000. During 2001, the Company's deposit portfolio continued to shift toward time deposits and money market accounts. This shift reflects the Company's efforts to attract deposits to satisfy loan demand. Average demand deposits for the twelve months ended December 31, 2001, and 2000 were $51.1 million and $32.7 million representing 13.8% and 19.8%, respectively, of average total deposits. Average money market deposits were $101.7 million and $53.8 million representing 27.5% and 32.6% of average total deposits in 2001 and 2000, respectively. Average time deposits were $194.3 million and $63.9 million, representing 52.4% and 38.7%, of average total deposits in 2001 and 2000, respectively. The Company's cost of deposits for 2001 was 3.84%, compared to 4.24% for the year ended December 31, 2000.

     The Company subscribes to a deposit listing service on the internet which allows it to post time deposit rates on an internet site which is available to other subscribers who use the site as an information source for investing in time deposits. The deposits raised through this program are primarily deposits of credit unions, savings banks and commercial banks at terms from ninety days to three years. The Company had $106.1 million in deposits raised through this program at December 31, 2001 compared to $34.1 million at December 31, 2000, accounting for a substantial portion of the overall growth in time deposits. The weighted average rate of the internet deposit portfolio at December 31, 2001 was 3.85% and the weighted average contractual life was 9.0 months. The Company uses this service as an alternative to offering promotional rates as a deposit generating tool. Management believes that the rates paid through this listing service are lower than the Company would be required to pay to generate a similar amount of deposits in its local markets.

     The following table sets forth the average amounts of various types of deposits for each of the periods indicated:

                                                 YEAR ENDED DECEMBER 31,
                               -----------------------------------------------------------
                                      2001                 2000                1999
                               ------------------   ------------------   -----------------
                                          AVERAGE              AVERAGE             AVERAGE
                                AMOUNT     YIELD     AMOUNT     YIELD    AMOUNT     YIELD
                               --------   -------   --------   -------   -------   -------
                                                 (DOLLARS IN THOUSANDS)
Non-Interest Bearing
  Demand.....................  $ 51,083     0.0%    $ 32,738     0.0%    $23,823     0.0%
Interest-Bearing Demand......    21,084     0.6%      12,544     0.7%     11,535     0.8%
Money Market Deposits........   101,740     3.5%      53,811     5.0%     26,108     4.1%
Savings Deposits.............     2,327     1.7%       2,296     2.0%      2,299     1.8%
Time Deposits................   194,266     5.4%      63,912     6.5%     22,308     5.0%
                               --------             --------             -------
Total........................  $370,500             $165,301             $86,073
                               ========             ========             =======

     The Company does not actively solicit short-term deposits of $100,000 or more in its local markets because of the liquidity risks posed by such deposits. The following table summarizes the maturity distribution of certificates of deposits of denominations of $100,000 or more as of December 31, 2001 (in thousands):

Time deposits ($100,000 and over)
Three months or less........................................   $ 27,688
Over three months through six months........................     32,533
Over six months through twelve months.......................     50,484
Over twelve months..........................................      1,569
                                                               --------
     Total..................................................   $112,274
                                                               ========

  Federal Funds Purchased and Securities Sold Under Agreement to Repurchase

     The Company had no federal funds purchased at December 31, 2001 or 2000. The Company entered into a $9.0 million repurchase agreement during the fourth quarter of 1999. The funds received in the repurchase transaction were used toward the purchase of a $10.1 million, 20 year, FHLMC mortgage-backed security. The borrowings under the repurchase agreement mature as follows: $3.1 million in one year, $3.0 million in two years and $2.9 million in three years. The cost of the one year borrowing was 6.04%, the two year borrowing was at 6.25% and the third year borrowing is at 6.45%. At each maturity date management evaluates whether to replace the borrowings or pay them off using Company funds. The $3.0 million borrowing that matured during 2001 was repaid out of funds raised in the deposit portfolio.

  Other Borrowings

     The Company had $1.0 million dollars in Federal Home Loan Bank borrowings at December 31, 2001. Originally the Company borrowed $9.4 million which it used toward the purchase of a $10 million GNMA II mortgage-backed security. During 2001 the Company paid down $3.0 million of the borrowing using funds raised in the deposit portfolio. At December 31, 2001 the borrowing was a 30 day note maturing January 28, 2002. On January 28, 2002 management renewed the borrowing for 90 days. Management will evaluate whether to replace the borrowing, and if so, for what term at the maturity date.

  Other Liabilities

     Accrued interest payable decreased $101 thousand, or 16.9%, to $496 thousand as a result of lower rates on interest bearing liabilities offset by an increased volume of those liabilities.

  Stockholders' Equity

     Class A common stock decreased $990 thousand during 2001. The change is the result of stockholders exercising their right to convert the Class A common shares to Class B common shares. Class B common stock increased $14.1 million during 2001. The change is the result of the Class A shares converted, $2.5 million raised through a public offering of Class B common stock, $10.5 million raised through conversion of the Company's warrants and $69 thousand raised through the exercise of options. In October 2001, the Board of Directors declared a stock dividend paid to the stockholders in Class B common stock. No dividends were declared in 2000.

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

     One major objective of the Company when managing the rate sensitivity of its assets and liabilities is to stabilize net interest income. The management of and authority to assume interest rate risk is the responsibility of the Company's Asset/Liability Committee ("ALCO"), which is comprised of six Board members and the President of the Bank as well as two management employees. The process to review interest rate risk management is a regular part of management of the Company. In addition, there is an annual process to review the interest rate risk policy with the Board of Directors which includes limits on the impact to earnings from shifts in interest rates.

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

     At December 31, 2001, the Company maintained a one year negative cumulative gap of $90.2 million or 18.1% of total assets.

                                      INTEREST SENSITIVITY GAP AT DECEMBER 31, 2001
                                  -----------------------------------------------------
                                  3 MONTH    3 THROUGH   1 THROUGH    OVER
                                  OR LESS    12 MONTHS    3 YEARS    3 YEARS    TOTAL
                                  --------   ---------   ---------   -------   --------
                                                 (DOLLARS IN THOUSANDS)
Interest bearing due from
  banks.........................  $    345   $      --   $     --    $    --   $    345
Federal funds sold..............    21,217          --         --         --     21,217
Investment securities, at
  amortized cost(1).............     6,925      19,105     18,780     10,600     55,410
Loans...........................   219,380      26,626     86,771     62,524    395,301
                                  --------   ---------   --------    -------   --------
Total earning assets............  $247,867   $  45,731   $105,551    $73,124   $472,273
                                  ========   =========   ========    =======   ========
Interest bearing transaction
  deposits......................  $ 29,905   $      --   $     --    $    --   $ 29,905
Interest bearing non-transaction
  deposits......................   131,575          --         --         --    131,575
Time deposits...................    58,520     159,897      3,980      1,279    223,676
Securities sold under agreement
  to repurchase.................        --       2,900         --         --      2,900
Other borrowings................     1,000          --         --         --      1,000
                                  --------   ---------   --------    -------   --------
Total interest bearing
  liabilities...................  $221,000   $ 162,797   $  3,980    $ 1,279   $389,056
                                  ========   =========   ========    =======   ========
Interest sensitivity gap........  $ 26,867   $(117,066)  $101,571    $71,845   $ 83,217
                                  ========   =========   ========    =======   ========
Cumulative gap..................  $ 26,867   $ (90,199)  $ 11,372    $83,217
                                  ========   =========   ========    =======
Cumulative gap to total
  assets........................       5.4%      -18.1%       2.3%      16.7%

---------------

(1) Investment securities include Federal Reserve Bank stock and Federal Home Loan Bank stock, totalling $2.0 million.

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

     As is disclosed under "Deposits", a substantial portion of the Company's deposit portfolio consists of time deposits, including time deposits originated through the internet deposit listing service used by the Company. These deposits are generally of short to intermediate term, with terms generally of from 90 days to three years. The proceeds of these deposits have been invested in longer term assets, primarily commercial and commercial real estate loans. The Company will need to maintain these deposits, or find alternative sources of liquidity, in order to maintain these assets. Although management believes a substantial amount of the existing time deposits will renew, or substitute deposits will be originated, the need to maintain this liquidity may impact the Company's ability to react to changes in market rates of interest. As is discussed below, management also believes the Company has substantial alternative sources of liquidity.

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

     As an additional source of liquidity the Company has a $12 million unsecured Federal funds overnight borrowing line of credit and a secured line of credit with a correspondent bank. The Company's unencumbered investment securities and selected mortgage loans are the collateral for the secured line of credit and serve to determine the total amount available under the line. During 2001 the Company did not draw on any of its borrowing lines.

     The Company entered into a $9.0 million repurchase agreement during October 1999. The funds received in the repurchase transaction were used toward the purchase of a $10.1 million, 20 year, FHLMC mortgage-backed security which is the security sold under the agreement. The borrowings under the repurchase agreement mature as follows: $3.1 million in one year, $3.0 million in two years and $2.9 million in three years. The cost of the one year borrowing is 6.04%, the two year borrowing is at 6.25% and the three year borrowing is at 6.45%. At each maturity date management evaluates whether to replace the borrowings or pay them off using Company funds. The $3.0 million borrowing that matured during 2001 and the $3.1 million borrowing that matured during 2000 were repaid out of funds raised in the deposit portfolio.

     The Company had $1.0 million in Federal Home Loan Bank borrowings at December 31, 2001. In February 2000, the Company borrowed $9.4 million which it used toward the purchase of a $10 million GNMA II mortgage-backed security. During 2001 the Company paid down $3.0 million of the borrowing using funds raised in the deposit portfolio. At December 31, 2001 the borrowing was a 30 day note maturing January 28, 2002. On January 28, 2002 management renewed the borrowing for 90 days. Management will evaluate whether to replace the borrowing, and if so, for what term at the maturity date.

     Net cash provided by the Company's operating activities was $3.1 million in 2001 compared to $1.6 million in 2000 resulting from $818 thousand more in net income and increases in various balance sheet items attributable to the growth of the Company. The most significant components of operating activities in 2001 were a greater provision for loan losses attributable to growth in the loan portfolio, more amortization and depreciation, more interest receivable due to growth in the balance sheet and increased other assets to accommodate the growth of the Company. The Company had lower accrued interest payable due to lower market interest rates during the year.

     Net cash used in investing activities was $194.0 million in 2001 compared to $132.9 million in 2000. The Company used $16.1 million for net investment securities and Federal Reserve Bank and Federal Home Loan Bank stock in 2001, while in 2000 it used cash of $11.5 million for its securities portfolio. Additionally, the Company used $174.3 million and $120.4 million for net loans and loan sales in 2001 and 2000, respectively.

     Net cash provided by the Company's financing activities was $194.9 million in 2001 compared to $159.7 million in 2000. The increase in 2001 was primarily due to a net increase in deposits and

$13.1 million received for net proceeds on common stock sold. Net deposits provided an increase of $187.8 million in 2001 compared to $151.0 million in 2000. Additionally, in 2001 the Company used $3.0 million to buy back a portion of a security sold under repurchase agreement and repaid $3.0 million of a Federal Home Loan Bank borrowing.

     As a state chartered commercial bank, the Bank is required to maintain a daily liquidity position equal to at least 15 percent of its total transaction accounts and eight percent of its total nontransaction accounts, less those deposits of public funds for which security has been pledged. As of December 31, 2001, the Bank had a liquidity ratio of 18 percent which was adequate to meet the statutory requirement. The primary source of the Bank's liquidity is cash and cash equivalents including federal funds sold -- overnight loans to major commercial banks. At December 31, 2001, cash and cash equivalents totaled $37.5 million. Funds not required to meet loan and deposit demand were invested primarily in mortgage-backed, U.S. Government and Agency securities. The Bank considers these investments to be secondary sources of liquidity. The Bank's investment securities classified as available for sale had a carrying value of $18.0 million at December 31, 2001. The unrealized gain on the securities classified as available for sale at December 31, 2001 was $154 thousand.

  Capital

     A significant measure of the strength of a financial institution is its capital base. The Company's federal regulators have classified and defined capital into the following components: (1) Tier I capital, which includes tangible stockholders' equity for common stock and qualifying preferred stock, and (2) Tier II capital, which includes a portion of the allowance for possible loan losses, certain qualifying long-term debt and preferred stock which does not qualify for Tier I capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines which require a financial institution to maintain certain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier I capital as a percentage of risk-adjusted assets of 4.0% and combined Tier I and Tier II capital as a percentage of risk-adjusted assets of 8.0%.

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

     Total stockholders' equity increased to $43.3 million at December 31, 2001 from $28.7 million at December 31, 2000. December 31, 2001 equity was affected by net income of $1.4 million, Class B common stock issued in a stock offering of $2.5 million, proceeds from the exercise of Class B stock purchase warrants of $10.5 million, proceeds from stock options exercised of $69 thousand and an increase of $45 thousand in net unrealized market value adjustments on available for sale securities.

     On November 7, 2000 the Company commenced a public stock offering in which it offered between 700,000 and 1,100,000 shares of Class B common stock to the public at $10.00 per share. At December 31, 2000 the Company had sold 845,641 shares and collected net proceeds of $8.3 million in the offering. During 2001 the Company sold the remaining 254,359 shares available in the offering and collected $2.5 million. Also during 2001 the Company called the Class B stock purchase warrants. It issued 1,079,907 shares of Class B stock for the warrants and collected $10.5 million. At December 31, 2001 the Company no longer has any Class A shares outstanding and no longer has any stock purchase warrants outstanding. The Company used $12.9 million to make additional investments in the Bank during 2001.

     At December 31, 2001, the Company exceeded all regulatory capital requirements as follows:

                                CAPITAL ADEQUACY

                                                                                   TO BE WELL
                                                                                CAPITALIZED UNDER
                                                             FOR CAPITAL        PROMPT CORRECTIVE
                                            ACTUAL        ADEQUACY PURPOSES     ACTION PROVISIONS
                                        ---------------   ------------------   -------------------
ADMIRALTY BANCORP, INC.                 AMOUNT    RATIO    AMOUNT     RATIO     AMOUNT      RATIO
-----------------------                 -------   -----   ---------   ------   ---------   -------
                                                          (DOLLARS IN THOUSANDS)
Total Capital (to risk weighted
  assets).............................  $44,558   10.40%   >$34,263   > 8.00%   >$42,829   > 10.00%
                                                           -          -         -          -
Tier I Capital (to risk weighted
  assets).............................  $39,714    9.27%   >$17,132   > 4.00%   >$25,697   >  6.00%
                                                           -          -         -          -

Tier I Capital (to average assets)....  $39,714    8.08%   >$19,652   > 4.00%   >$24,566   >  5.00%
                                                           -          -         -          -

     On March 11, 2000, the Company converted from a one bank holding company to a financial holding company under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "Modernization Act"). This status permits the Company to undertake financial activities which need not be closely related to banking, such as insurance brokerage activities. Under the Modernization Act, the Company's bank subsidiary must, among other requirements, remain "well capitalized" or the Company could be required to divest itself of its non-banking activities. Under Federal Reserve regulations the Company is required to notify the Federal Reserve if it fails to meet the "well capitalized" standard and adopt a plan of remediation. At December 31, 2001 the Bank exceeded all regulatory capital requirements as demonstrated in the following table:

                                CAPITAL ADEQUACY

                                                                                   TO BE WELL
                                                                                CAPITALIZED UNDER
                                                             FOR CAPITAL        PROMPT CORRECTIVE
                                            ACTUAL        ADEQUACY PURPOSES     ACTION PROVISIONS
                                        ---------------   ------------------   -------------------
ADMIRALTY BANK                          AMOUNT    RATIO    AMOUNT     RATIO     AMOUNT      RATIO
--------------                          -------   -----   ---------   ------   ---------   -------
                                                             (DOLLARS IN
                                                              THOUSANDS)
Total Capital (to risk weighted
  assets).............................  $44,047   10.29%   >$34,253   > 8.00%   >$42,816   > 10.00%
                                                           -          -         -          -

Tier I Capital (to risk weighted
  assets).............................  $39,203    9.16%   >$17,126   > 4.00%   >$25,690   >  6.00%
                                                           -          -         -          -

Tier I Capital (to average assets)....  $39,203    7.99%   >$19,637   > 4.00%   >$24,546   >  5.00%
                                                           -          -         -          -


  Impact Of Inflation And Changing Prices

     The financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

  Impact Of New Accounting Standards

     In July 2001, the Financial Accounting Standards Board (" FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", ("Statement 141") and SFAS No. 142, "Goodwill and Other Intangible Assets," ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of

Statement 142. Other intangible assets would continue to be amortized over their estimated useful lives. In the transition, any impairment losses will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     The Company is required to adopt the provisions of Statement 141 immediately and the Company adopted Statement 142 effective January 1, 2002. As of the date of adoption, the Company had unamortized goodwill in the amount of approximately $3.2 million that is subject to the transition provisions of Statements 141 and 142. Pursuant to Statement 142, the Company will no longer amortize goodwill. Amortization expense related to goodwill was approximately $153 thousand for each of the years ended December 31, 2001 and 2000. The adoption of Statement 142 did not result in a transitional impairment loss.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("Statement 143"), which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement 143 is effective for fiscal years beginning after June 15, 2002. This Statement is not expected to have a material impact on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("Statement 144") which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121") and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. While Statement 144 retains many of the fundamental provisions of Statement 121, it establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves certain implementation issues not previously addressed by Statement 121. Statement 144 is effective for fiscal years beginning after December 15, 2001. This Statement did not have a material impact on the Company's financial statements.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements required by this item are filed herewith.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with the Company's accountants in the two most recent fiscal years.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information concerning directors and executive officers is included in the definitive Proxy Statement for the Company's 2002 Annual Meeting under the captions "ELECTION OF DIRECTORS" and information concerning compliance with
Section 16(a) of the Exchange Act is included under the caption "COMPLIANCE WITH
SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934," each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 26, 2002.

     The following table sets forth certain information about each executive officer of the Company who is not also a director.

NAME, AGE AND POSITION PRINCIPAL     OFFICER SINCE    OCCUPATION DURING PAST FIVE YEARS
--------------------------------     -------------   -----------------------------------
William Burke, 42..................      1998        Officer of the Bank since July
  Executive Vice President and                       1998. Previously Senior Vice
  Chief Operating Officer of the                     President and Regional Senior
  Bank                                               Lending Officer of 1st United Bank,
                                                     Boca Raton, Florida.

Dennis Gavin, 37...................      1998        Officer of the Bank since July
  Executive Vice President and                       1998. Previously Vice President of
  Senior Lending Officer of the                      Commercial Lending for 1st United
  Bank                                               Bank, Boca Raton, Florida.

Lawrence Roselle, 44...............      1999        Officer of the Bank since December
  Area President of Brevard Region                   1999. Previously Senior Vice
  of the Bank                                        President and County Executive of
                                                     1st United Bank, Boca Raton,
                                                     Florida (acquired by Wachovia Bank)
                                                     and previously Senior Vice
                                                     President and Office Manager of
                                                     Barnett Bank of Central Florida,
                                                     Orlando, Florida.

Kevin M. Sacket, 41................      1998        Officer of the Bank since August
  Treasurer of Admiralty Bancorp                     1998. Previously Vice President and
  Executive Vice President and                       Chief Financial Officer of First
  Chief Financial Officer of the                     Western Bank, Cooper City, Florida.
  Bank                                               Previously Vice President of
                                                     Accounting for 1st United Bank,
                                                     Boca Raton, Florida.

ITEM 10.  EXECUTIVE COMPENSATION

     Information concerning executive compensation is included in the definitive Proxy Statement for the Company's 2002 Annual Meeting under the captions "EXECUTIVE COMPENSATION AND ALL OTHER COMPENSATION" and "COMPENSATION OF DIRECTORS", which is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 26, 2002.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company's 2002 Annual Meeting under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 26, 2002.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's 2002 Annual Meeting under the caption "INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS", which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 26, 2002.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER       DESCRIPTION OF EXHIBITS
-------      -----------------------
10           Change in Control Agreements
10(a)        Amended Senior Management 1998 Change In Control Program
10(b)        Change In Control Program For The Chairman Of The Board
10(c)        Addendum to Change In Control Program For The Chairman Of
             The Board
10(d)        Directors' 2002 Change in Control Bonus Program
10(e)        Senior Management 2002 Change in Control Bonus Program (with extended benefits)
10(f)        Senior Management 2002 Change in Control Bonus Program
             (without extended benefits)
10(g)        Employment Agreement -- Ward Kellogg
21           Subsidiaries of the registrant
23           Consent of Independent Public Accountants

     (b) Reports on form 8-K

DATE             ITEM
----             ----
October 16       5 -- announcing third quarter results
October 29       5 -- announcing declaration of stock dividend on its common stock
November 27      5 -- announcing that the Bank exceeded $500 million in total assets

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                               TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT................................   32

CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS............................   33

     CONSOLIDATED STATEMENTS OF OPERATIONS..................   34

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
      EQUITY................................................   35

     CONSOLIDATED STATEMENTS OF CASH FLOWS..................   36

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............   37

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Admiralty Bancorp, Inc.:

     We have audited the accompanying consolidated balance sheets of Admiralty Bancorp, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Admiralty Bancorp, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

January 14, 2002

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                  2001         2000
                                                              ------------   --------
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS
Cash and cash equivalents:
  Cash and due from banks...................................    $ 15,930     $ 11,221
  Interest bearing due from banks...........................         345        1,035
  Federal funds sold........................................      21,217       21,189
                                                                --------     --------
     Total cash and cash equivalents........................      37,492       33,445
Investment securities available for sale, at fair market
  value.....................................................      17,969       13,628
Investment securities held to maturity, at cost (fair market value of $36.1 million and $24.8 million at December 31,
  2001 and 2000, respectively)..............................      35,589       24,549
Loans, net..................................................     390,457      218,629
Accrued interest receivable.................................       1,928        1,439
Federal Reserve Bank and FHLB stock, at cost................       2,007        1,337
Premises and equipment, net.................................       5,422        2,666
Deferred tax asset, net.....................................       1,714          774
Goodwill (net of accumulated amortization of $607 thousand
  and $454 thousand at December 31, 2001 and 2000,
  respectively).............................................       3,234        3,387
Other assets................................................       1,770        1,507
                                                                --------     --------
     Total assets...........................................    $497,582     $301,361
                                                                ========     ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits....................................................    $449,144     $261,315
Securities sold under agreement to repurchase...............       2,900        5,900
Advances from FHLB..........................................       1,000        4,000
Accrued interest payable....................................         496          597
Other liabilities...........................................         756          831
                                                                --------     --------
  Total liabilities.........................................     454,296      272,643
                                                                ========     ========
STOCKHOLDERS' EQUITY
Preferred stock, no par value, 2,000,000 shares authorized,
  no shares issued or outstanding...........................          --           --
Common stock, Class A, no par value, 1,000,000 shares
  authorized, no shares issued and outstanding at December
  31, 2001 and 117,500 shares issued and outstanding at
  December 31, 2000, Class A shares are convertible to Class
  B common stock............................................          --          990
Common stock, Class B, no par value, 7,500,000 shares
  authorized, 5,282,485 and 3,555,431 shares issued and
  outstanding at December 31, 2001 and 2000 respectively....      44,596       30,507
Accumulated deficit.........................................      (1,407)      (2,831)
Accumulated other comprehensive income, net.................          97           52
                                                                --------     --------
Total stockholders' equity..................................      43,286       28,718
                                                                --------     --------
Total liabilities and stockholders' equity..................    $497,582     $301,361
                                                                ========     ========

          See accompanying notes to consolidated financial statements.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED          YEAR ENDED
                                                              DECEMBER 31, 2001    DECEMBER 31, 2000
                                                              ------------------   -----------------
                                                                      (IN THOUSANDS, EXCEPT
                                                                    SHARE AND PER-SHARE DATA)
Interest and dividend income
  Loans.....................................................      $   26,056          $   13,645
  Mortgage-backed securities................................           2,957               1,972
  Other debt securities.....................................             260                 447
  Federal funds sold........................................             965                 618
  Dividends from Federal Reserve Bank and FHLB stock........             108                  85
  Other.....................................................              17                  13
                                                                  ----------          ----------
    Total interest and dividend income......................          30,363              16,780
                                                                  ----------          ----------
Interest expense
  Deposits..................................................          14,270               7,007
  Federal funds purchased...................................              --                  23
  Securities sold under repurchase agreement................             337                 528
  Advances from FHLB........................................             102                 407
                                                                  ----------          ----------
    Total interest expense..................................          14,709               7,965
                                                                  ----------          ----------
    Net interest and dividend income........................          15,654               8,815
Provision for loan losses...................................           2,528               1,442
                                                                  ----------          ----------
    Net interest and dividend income after provision for
      loan losses...........................................          13,126               7,373
                                                                  ----------          ----------
Non-interest income
  Service charges and fees..................................           1,135                 950
  Insurance commissions.....................................              66                  16
  Net gain on sale of securities............................              --                  17
  Gain on sale of loans.....................................              27                  32
  Gain on sale of other real estate.........................              --                  25
  Other income..............................................               6                   4
                                                                  ----------          ----------
    Total non-interest income...............................           1,234               1,044
                                                                  ----------          ----------
Non-interest expense
  Salaries and employee benefits............................           6,295               3,623
  Occupancy.................................................           1,769               1,064
  Furniture and equipment...................................             711                 455
  Amortization of goodwill..................................             153                 153
  Other expense.............................................           3,102               2,153
                                                                  ----------          ----------
    Total non-interest expense..............................          12,030               7,448
                                                                  ----------          ----------
    Income before income tax expense........................           2,330                 969
Income tax expense..........................................             906                 363
                                                                  ----------          ----------
  Net income................................................      $    1,424          $      606
                                                                  ----------          ----------
Per share data
Net income per share -- basic...............................      $     0.30          $     0.19
                                                                  ==========          ==========
Net income per share -- diluted.............................      $     0.28          $     0.19
                                                                  ==========          ==========
Weighted average shares outstanding -- basic................       4,808,305           3,147,548
                                                                  ==========          ==========
Weighted average shares outstanding -- diluted..............       5,011,996           3,147,548
                                                                  ==========          ==========

          See accompanying notes to consolidated financial statements.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                          COMMON STOCK
                            ----------------------------------------    RETAINED      ACCUMULATED
                                 CLASS A               CLASS B          EARNINGS/        OTHER           TOTAL
                            ------------------   -------------------   ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE
                             NUMBER       $       NUMBER        $       (DEFICIT)    INCOME/(LOSS)      EQUITY          INCOME
                            --------   -------   ---------   -------   -----------   -------------   -------------   -------------
                                                                    (DOLLARS IN THOUSANDS)
Balance at December 31,
  1999....................   844,254   $ 7,114   1,889,205   $16,073     $(3,437)        $(176)         $19,574
Class A shares converted
  to Class B shares.......  (726,754)   (6,124)    820,585     6,124          --            --               --
Stock issued, net of $147
  offering costs..........        --        --     845,641     8,310                        --            8,310
Net income for year ended
  December 31, 2000.......        --        --          --        --         606            --              606            606
Other comprehensive
  income:
  Change in net unrealized
    loss on securities
    held available for
    sale, net of taxes of
    $26...................        --        --          --        --          --           228              228            228
                            --------   -------   ---------   -------     -------         -----          -------         ------
Comprehensive income......                                                                                              $  834
                                                                                                                        ======
Balance at December 31,
  2000....................   117,500   $   990   3,555,431   $30,507     $(2,831)        $  52          $28,718
Class A shares converted
  to Class B shares.......  (117,500)     (990)    132,670       990          --            --               --
Stock issued through
  offering net of $8
  costs...................        --        --     254,359     2,535                        --            2,535
Stock issued for warrant
  conversions net of $22
  costs...................        --        --   1,079,907    10,495                        --           10,495
Stock issued for options
  exercised net of $10
  costs...................        --        --       8,275        69                        --               69
Shares issued for stock
  dividend................        --        --     251,843        --                        --               --
Net income for year ended
  December 31, 2001.......        --        --          --        --       1,424            --            1,424          1,424
Other comprehensive
  income:
  Change in net unrealized
    gain on securities
    held available for
    sale, net of taxes of
    $27...................        --        --          --        --          --            45               45             45
                            --------   -------   ---------   -------     -------         -----          -------         ------
Comprehensive income......                                                                                              $1,469
                                                                                                                        ======
Balance at December 31,
  2001....................        --   $    --   5,282,485   $44,596     $(1,407)        $  97          $43,286
                            ========   =======   =========   =======     =======         =====          =======

          See accompanying notes to consolidated financial statements.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED          YEAR ENDED
                                                              DECEMBER 31, 2001   DECEMBER 31, 2000
                                                              -----------------   -----------------
                                                                     (DOLLARS IN THOUSANDS)
Operating activities
  Net income................................................      $   1,424           $     606
  Adjustments to reconcile net income to net cash provided
    by operating activities
    Provision for loan losses...............................          2,528               1,442
    Depreciation and amortization...........................          1,026                 636
    Amortization, net of accretion, of investment
      securities............................................             74                  13
    Deferred income tax provision...........................           (967)               (446)
    Gain on sales of securities.............................             --                 (17)
    Gain on sales of loans..................................            (27)                (32)
    Loss on sales of premises and equipment.................             --                   2
    Gain on sales of other real estate owned................             --                 (26)
    Change in accrued interest receivable...................           (489)               (797)
    Change in accrued interest payable......................           (101)                383
    Change in other assets..................................           (263)               (697)
    Change in other liabilities.............................            (75)                501
                                                                  ---------           ---------
      Net cash provided by operating activities.............          3,130               1,568
                                                                  ---------           ---------
Investing activities
  Proceeds from maturities of investment securities
    available for sale......................................          7,500                 500
  Proceeds from maturities of mortgage-backed securities
    available for sale......................................          4,700               1,119
  Proceeds from maturities of investment securities held to
    maturity................................................            500                  --
  Proceeds from maturities of mortgage-backed securities
    held to maturity........................................         11,020               1,977
  Proceeds from sales of investment securities available for
    sale....................................................             --                  17
  Purchases of investment securities available for sale.....         (1,000)             (1,000)
  Purchases of mortgage-backed securities available for
    sale....................................................        (15,486)             (4,998)
  Purchases of investment securities held to maturity.......         (5,541)                 --
  Purchases of mortgage-backed securities held to
    maturity................................................        (17,076)             (8,514)
  Purchase of Federal Reserve Bank & FHLB stock.............           (670)               (565)
  Net loan originations and principal collections on
    loans...................................................       (174,737)           (122,069)
  Proceeds from loan sales..................................            408               1,716
  Proceeds from sale of premises and equipment..............             --                   2
  Proceeds from sales of other real estate owned............             --                 187
  Purchase of premises and equipment, net...................         (3,629)             (1,312)
                                                                  ---------           ---------
    Net cash used in investing activities...................       (194,011)           (132,940)
                                                                  ---------           ---------
Financing activities
  Net change in deposits....................................        187,829             151,042
  Net change in federal funds purchased.....................             --                (571)
  Net change in securities sold under agreement to
    repurchase..............................................         (3,000)             (3,100)
  Net change in FHLB advances...............................         (3,000)              4,000
  Proceeds from issuance of common stock -- net of costs of
    $40 and $147, in 2001 and 2000, respectively............         13,099               8,310
                                                                  ---------           ---------
    Net cash provided by financing activities...............        194,928             159,681
                                                                  ---------           ---------
Net increase in cash and cash equivalents...................          4,047              28,309
Cash and cash equivalents, beginning of year................         33,445               5,136
                                                                  ---------           ---------
Cash and cash equivalents, end of year......................      $  37,492           $  33,445
                                                                  =========           =========
Supplemental disclosures:
  Cash paid for:
    Interest................................................      $  14,810           $   7,573
    Taxes...................................................          1,695                 755
  Noncash investing and financing activities:
    Change in unrealized gain (loss) on available for sale
      securities............................................      $      72           $     364
    Change in deferred taxes related to available for sale
      securities............................................            (27)               (136)
    Transfer of loans to other real estate..................             --                 154

          See accompanying notes to consolidated financial statements.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 -- ORGANIZATION

  NATURE OF BUSINESS

     Admiralty Bancorp, Inc. is a financial holding company incorporated in the state of Delaware. The consolidated financial statements include the accounts of Admiralty Bancorp, Inc. ("Admiralty"), and its wholly owned subsidiary, Admiralty Bank ("the Bank"), collectively referred to as "the Company". The Bank is a state-chartered independent community bank with its main office in Palm Beach Gardens, Florida, and branches in Altamonte Springs, Boca Raton, Cocoa Beach, Fort Lauderdale, Juno Beach, Jupiter, Melbourne, and Orlando, Florida.

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

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Admiralty Bancorp, Inc. and its wholly owned subsidiary, Admiralty Bank.

     The accounting policies of the Company conform with accounting principles generally accepted in the United States of America and predominant practices within the banking industry. All significant intercompany balances and transactions have been eliminated in consolidation.

  USE OF ESTIMATES

     The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect reported

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY
amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

     As of December 31, 2001, substantially all of the Company's real estate loans are secured by real estate in Palm Beach, Brevard, Broward, Orange, Osceola and Seminole counties. Accordingly, the ultimate collectibility of a substantial portion of the Company's real estate loan portfolio is susceptible to changes in market conditions in the above Florida counties. Management believes that the allowances for losses on loans is adequate. While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in economic conditions, particularly in the above counties. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

  INVESTMENT SECURITIES

     The Bank accounts for its investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires investments in securities to be classified in one of three categories: held to maturity, trading, or available for sale. Investments in debt securities, for which management has both the ability and intent to hold to maturity, are carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the interest method. Investments in debt and marketable equity securities, which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk and equity, liquidity requirements or other factors, are classified as available for sale. Net unrealized gains and losses for such securities, net of tax effect, are recognized as a component of comprehensive income included in stockholders' equity and excluded from the determination of net income. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary results in write-downs of the individual securities to their fair value with the related write-downs included in earnings as realized losses. The Bank does not engage in security trading. Security transactions are accounted for on a trade date basis. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

     The Company does not purchase, sell or utilize off-balance sheet derivative financial instruments or derivative commodity instruments.

  LOANS AND ALLOWANCE FOR LOAN LOSSES

     Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal and are net of deferred fees or costs on originated loans and an allowance for loan losses. Loan fees and certain direct loan origination costs are deferred, and the net amount is recognized in interest income using the interest method over the contractual life of the loans. Commitment fees and costs relating to commitments whose likelihood of exercise is remote are recognized over the commitment period on a straight-line basis. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY
exercise is recognized over the life of the loan as a yield adjustment. The allowance for loan losses is established through a provision for loan losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for loan losses. The allowance is an amount that management believes will be adequate to absorb inherent losses which probably exist as of the evaluation date due to the inherent risks in the loan portfolio even though they might not have been identified by the objective loan review process. The evaluation takes into consideration such factors as changes in the nature and size of the loan portfolio, overall portfolio quality, specific problem loans, and current and future economic conditions which may affect the borrowers' ability to pay. The evaluation details historical losses by loan category, the resulting loss rates for which are projected at current loan total amounts. Loss estimates for specified problem loans are also detailed.

     The Company follows a consistent procedural discipline and accounts for loan loss contingencies in accordance with SFAS No. 5, "Accounting for Contingencies", and SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." The following is a description of how each portion of the allowance for loan losses is determined:

     The Company segregates the loan portfolio for loan loss purposes into segments based upon the underlying collateral. The Company provides for a general allowance for losses inherent in the portfolio by such collateral categories. General loss percentages are established based upon historical analyses as well as estimates of the inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as: trends in delinquencies and nonaccruals; migration trends in the portfolio; trends in volume, terms, and portfolio mix; new credit products and/or changes in the geographic distribution of those products; changes in lending policies and procedures; loan review reports on the efficacy of the risk identification process; changes in the outlook for local, regional and national economic conditions; concentrations of credit; and peer group comparisons.

     Specific allowances are provided in the event that the specific analysis on each classified loan indicates that it is probable that the Bank will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When a loan is impaired, the Bank measures impairment based on either (a) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective rate, (b) the observable market price of the impaired loans, or (c) the fair value of the collateral of a collateral-dependent loan. The Bank selects the measurement method on a loan-by-loan basis, except for collateral-dependent loans for which foreclosure is probable must be measured at the fair value of the collateral. In a troubled debt restructuring involving a restructured loan, the Bank measures impairment by discounting the total expected future cash flows at the loan's original effective rate of interest. The provision for loan loss is adjusted in order to state the allowance for loan losses to the required level as determined above.

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

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

  PREMISES AND EQUIPMENT

     Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation expense is computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the terms of the related leases.

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

  GOODWILL

     Goodwill, representing the excess of the purchase price over the fair value of the net assets acquired from White Eagle Financial Group in January 1998, was being amortized on a straight-line basis over its estimated useful life of 25 years. Beginning January 1, 2002 goodwill is no longer amortized, rather, in accordance with SFAS No. 142, "Goodwill and Other Intangibles", the Company, at each balance sheet date, evaluates the recovery of the carrying amount of goodwill by determining if any impairment indicators are present. These indicators are primarily driven by the fair value of the reporting unit. If this review indicates that goodwill is impaired, the Company's carrying value of the goodwill is reduced to the implied fair value of the goodwill.

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

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

  LONG-LIVED AND INTANGIBLE ASSETS

     The Bank accounts for long-lived and intangible assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. The Statement requires that long-lived and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

  RESTRICTIONS ON CASH AND DUE FROM BANKS

     The Bank is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank in a non-interest bearing account. The reserve balances required to be maintained in cash on hand and/or in balances at the Federal Reserve Bank were $4.9 million and $1.9 million at December 31, 2001 and 2000, respectively.

  STATEMENT OF CASH FLOWS

     Cash and cash equivalents are defined as cash on hand, cash items in the process of collection, amounts due from banks and federal funds sold with an original maturity of three months or less.

  MANAGEMENT STOCK OPTION PLAN

     SFAS No. 123, "Accounting for Stock-Based Compensation," encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion ("APB Opinion") No. 25, "Accounting for Stock Issued to Employees", whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's management stock option plans have no intrinsic value at the grant date, and under APB Opinion No. 25 no compensation is recognized for them. The Company has elected to continue with the accounting methodology in APB Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

  RETIREMENT PLAN

     The Company has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue Code for all eligible employees. An eligible employee may elect to contribute to the 401(k) plan in the form of deferrals of between 1% and 15% of the total base compensation that would otherwise be payable to the employee. Employee contributions are fully vested and non-forfeitable at all times. The 401(k) plan permits contributions by the Company. In 2001 and 2000 the Company matched 50% of the employees' contributions of up to 6% of the participant's base salary. The Company accrues costs as incurred. Expenses accrued toward contributions to this plan amounted to $97 thousand and $55 thousand for the years ended December 31, 2001 and 2000, respectively.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

  EARNINGS PER COMMON SHARE

     The Company computes basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing the net income to common stockholders for the year by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing the net income available to common stockholders for the year by the weighted-average number of common stock and potential common stock outstanding during the year, to the extent that such potential common stock is dilutive. Potential common stock consists of the shares issuable pursuant to the exercise of stock options.

     On October 25, 2001, the Board of Directors declared a 5% stock dividend payable in Class B common stock to all stockholders of record as of November 9, 2001. For purposes of the earnings per share, the issuance of this stock dividend has been effected as of January 1, 2000. The basic and diluted weighted average number of shares outstanding and net earnings per share information for 2000 has been restated to reflect the effects of this stock dividend.

     The basic and diluted weighted average number of shares outstanding in 2000 have been restated to reflect a 1:1.1291 conversion ratio for discretionary conversions of Class A shares to Class B shares, reflecting the change in the Class A conversion ratio caused by the 1999 stock dividend on the Class B shares. During 2001 and 2000, 117,500 and 726,754 Class A shares were converted to 132,670 and 820,585 shares of Class B common stock, respectively. As of December 31, 2001, no shares of Class A Common stock remain outstanding.

     The following table presents the computation of basic and diluted earnings per share:

                                                               YEAR ENDED      YEAR ENDED
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2001            2000
                                                              -------------   -------------
                                                              (IN THOUSANDS, EXCEPT SHARES
                                                               AND PER SHARE INFORMATION)
Net Income..................................................   $    1,424      $      606
                                                               ----------      ----------
Weighted average number of shares of common stock...........    4,808,305       3,147,548
Additional dilutive shares related to stock options.........      203,691              --
                                                               ----------      ----------
Total weighted average common shares and equivalents
  outstanding for dilutive earnings per share computation...    5,011,996       3,147,548
                                                               ----------      ----------
Basic earnings per share....................................   $     0.30      $     0.19
Diluted earnings per share..................................   $     0.28      $     0.19

  ADVERTISING COSTS

     The Bank expenses advertising costs as incurred. Advertising costs were $66 thousand and $53 thousand in 2001 and 2000, respectively.

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

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

  RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", ("Statement 141") and SFAS No. 142, "Goodwill and Other Intangible Assets," ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Other intangible assets would continue to be amortized over their estimated useful lives. In the transition, any impairment losses will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     The Company is required to adopt the provisions of Statement 141 immediately and the Company adopted Statement 142 effective January 1, 2002. As of the date of adoption, the Company had unamortized goodwill in the amount of approximately $3.2 million that is subject to the transition provisions of Statements 141 and 142. Pursuant to Statement 142, the Company will no longer amortize goodwill. Amortization expense related to goodwill was approximately $153 thousand for each of the years ended December 31, 2001 and 2000. The adoption of Statement 142 did not result in a transitional impairment loss.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("Statement 143"), which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement 143 is effective for fiscal years beginning after June 15, 2002. This Statement is not expected to have a material impact on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("Statement 144") which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121") and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. While Statement 144 retains many of the fundamental provisions of Statement 121, it establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves certain implementation issues not previously addressed by Statement 121. Statement 144 is effective for fiscal years beginning after December 15, 2001. This Statement did not have a material impact on the Company's financial statements.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

NOTE 3 -- INVESTMENT SECURITIES

     The amortized cost and fair value of investment securities as of December 31, 2001 and 2000 are as follows (in thousands):

                                                            GROSS        GROSS
                                              AMORTIZED   UNREALIZED   UNREALIZED    FAIR
AVAILABLE FOR SALE                              COST        GAINS        LOSSES      VALUE
------------------                            ---------   ----------   ----------   -------
December 31, 2001
U.S. Government and Agency Securities.......   $ 1,000       $ 29         $ --      $ 1,029
Mortgage-Backed Securities..................    16,800        144          (18)      16,926
Other Securities............................        14         --           --           14
                                               -------       ----         ----      -------
Total.......................................   $17,814       $173         $(18)     $17,969
                                               =======       ====         ====      =======
December 31, 2000
U.S. Government and Agency Securities.......   $ 7,500       $  7         $(30)     $ 7,477
Mortgage-Backed Securities..................     6,031        106           --        6,137
Other Securities............................        14         --           --           14
                                               -------       ----         ----      -------
Total.......................................   $13,545       $113         $(30)     $13,628
                                               =======       ====         ====      =======

     A comparative summary of investment securities held to maturity for the periods presented is as follows (in thousands):

                                                            GROSS        GROSS
                                              AMORTIZED   UNREALIZED   UNREALIZED    FAIR
              HELD TO MATURITY                  COST        GAINS        LOSSES      VALUE
              ----------------                ---------   ----------   ----------   -------
December 31, 2001
U.S. Treasury Securities....................   $ 2,037       $ --         $ (6)     $ 2,031
U.S. Government and Agency Securities.......     4,002         45           (8)       4,039
Mortgage-Backed Securities..................    29,550        489          (26)      30,013
                                               -------       ----         ----      -------
Total.......................................   $35,589       $534         $(40)     $36,083
                                               =======       ====         ====      =======
December 31, 2000
U.S. Government and Agency Securities.......   $ 1,000       $  5         $ (1)     $ 1,004
Mortgage-Backed Securities..................    23,549        228           --       23,777
                                               -------       ----         ----      -------
Total.......................................   $24,549       $233         $ (1)     $24,781
                                               =======       ====         ====      =======

     The carrying value of securities pledged to secure deposits and for other purposes required or permitted by law amounted to $21.4 million and $28.1 million at December 31, 2001 and 2000, respectively.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

     The amortized cost and estimated fair value of the Company's investment and mortgaged backed securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                               DECEMBER 31, 2001
                                                              -------------------
                                                              AVAILABLE FOR SALE
                                                              -------------------
                                                              AMORTIZED    FAIR
                                                                COST       VALUE
                                                              ---------   -------
                                                                (IN THOUSANDS)
Due from one year to five years.............................   $ 1,000    $ 1,029
Mortgage-backed securities..................................    16,800     16,926
Other securities............................................        14         14
                                                               -------    -------
                                                               $17,814    $17,969
                                                               =======    =======

                                                               HELD TO MATURITY
                                                              -------------------
                                                              AMORTIZED    FAIR
                                                                COST       VALUE
                                                              ---------   -------
                                                                (IN THOUSANDS)
Due from one year to five years.............................   $ 6,039    $ 6,070
Mortgage-backed securities..................................    29,550     30,013
                                                               -------    -------
                                                               $35,589    $36,083
                                                               =======    =======

     No available for sale securities were sold during 2001. Proceeds from the sales of securities available for sale during the year ended December 31, 2000 were $17 thousand.

NOTE 4 -- LOANS

     The following schedule presents the components of loans, by type, as of the periods presented.

                                                 DECEMBER 31, 2001    DECEMBER 31, 2000
                                                 ------------------   ------------------
                                                  AMOUNT    PERCENT    AMOUNT    PERCENT
                                                 --------   -------   --------   -------
                                                         (DOLLARS IN THOUSANDS)
Commercial and Industrial......................  $ 49,846      13%    $ 43,006      19%
Real Estate Non-Residential Properties.........   297,850      75%     147,996      67%
Residential Properties.........................    24,802       6%      19,399       9%
Construction...................................    17,771       4%       7,869       3%
Consumer*......................................     6,380       2%       3,424       2%
                                                 --------     ---     --------     ---
Gross loans....................................   396,649     100%     221,694     100%
less: net deferred fees........................     1,348                  684
                                                 --------             --------
Total loans....................................   395,301              221,010
less: allowance for loan losses................     4,844                2,381
                                                 --------             --------
Net loans......................................  $390,457             $218,629
                                                 ========             ========

---------------

* Includes $819 thousand and $445 thousand in deposits reclassified as loans in 2001 and 2000, respectively.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

     Changes in the allowance for loan losses are as follows:

                                                         YEAR ENDED          YEAR ENDED
                                                      DECEMBER 31, 2001   DECEMBER 31, 2000
                                                      -----------------   -----------------
                                                             (DOLLARS IN THOUSANDS)
Balance at beginning of year........................       $2,381              $1,017
Provision for loan losses...........................        2,528               1,442
Charge-offs.........................................          (70)                (87)
Recoveries..........................................            5                   9
                                                           ------              ------
Ending Balance......................................       $4,844              $2,381
                                                           ======              ======

     Loans with unpaid principal balances of $967 thousand and $402 thousand were 90 days or more contractually delinquent or on nonaccrual status at December 31, 2001 and 2000, respectively.

     The balance of impaired loans was $524 thousand and $402 thousand at December 31, 2001 and 2000, respectively. The Bank has identified a loan as impaired when it is probable that principal and interest will not be collected according to the contractual terms of the loan agreement. The allowance for loan loss associated with impaired loans was $148 thousand and $98 thousand at December 31, 2001 and 2000, respectively. The average recorded investment in impaired loans was approximately $442 thousand and $201 thousand for the years ended December 31, 2001 and 2000, respectively. The Company recognized $18 thousand in income on impaired loans in 2001. Sixty four thousand dollars and $4 thousand cash was collected on impaired loans during 2001 and 2000 respectively. Interest which would have been accrued on impaired loans for the years ended December 31, 2001 and 2000, was $39 thousand and $11 thousand, respectively.

     A loan having a carrying value of $154 thousand was transferred to foreclosed real estate in 2000. No loans were transferred to foreclosed real estate in 2001.

NOTE 5 -- PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows:

                                                                       DECEMBER 31,
                                                       ESTIMATED     -----------------
                                                      USEFUL LIVES    2001      2000
                                                      ------------   -------   -------
                                                                      (IN THOUSANDS)
Land and improvements...............................                 $ 1,068   $     0
Furniture and equipment.............................   3 - 7 Years     4,161     2,995
Leasehold improvements..............................  5 - 15 Years     2,936     1,609
                                                                     -------   -------
                                                                     $ 8,165   $ 4,604
Accumulated depreciation and amortization...........                  (2,743)   (1,938)
                                                                     -------   -------
                                                                     $ 5,422   $ 2,666
                                                                     =======   =======

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

NOTE 6 -- DEPOSITS

     Deposits are summarized as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Non-interest bearing demand.................................  $ 63,988   $ 41,025
Savings, NOW and money market...............................   161,480     88,986
Time deposits, under $100,000...............................   111,402     63,607
Time deposits, $100,000 and over............................   112,274     67,697
                                                              --------   --------
                                                              $449,144   $261,315
                                                              ========   ========

     At December 31, 2001, the scheduled maturities of time deposits are as follows:

                                                               (IN THOUSANDS)
2002........................................................      $218,418
2003........................................................         3,088
2004........................................................           892
2005........................................................           473
2006........................................................           805
                                                                  --------
                                                                  $223,676
                                                                  ========

NOTE 7 -- OTHER BORROWED FUNDS

     The Company has a $12 million unsecured Federal funds overnight borrowing line of credit and a secured line of credit with a correspondent bank. At December 31, 2001 no funds were drawn against this line. The Company's unencumbered investment securities are the collateral for the secured line of credit and serve to determine the total amount available under the line.

     The Company entered into a $9.0 million repurchase agreement during the fourth quarter of 1999. The funds received in the repurchase transaction were used toward the purchase of a $10.1 million, 20 year, FHLMC mortgage-backed security which is classified as held to maturity. The borrowings under the repurchase agreement mature as follows: $3.1 million in one year, $3.0 million in two years and $2.9 million in three years. The cost of the one year borrowing was 6.04%, the two year borrowing was at 6.25% and the third year borrowing is at 6.45%. At each maturity date management evaluates whether to replace the borrowings or pay them off using Company funds. The $3.0 million borrowing that matured during 2001 was repaid out of funds raised in the deposit portfolio.

     Information concerning securities sold under agreements to repurchase during the years ended December 31, 2001 and 2000 is summarized as follows:

                                                                2001           2000
                                                              --------       --------
                                                              (DOLLARS IN THOUSANDS)
Average balance during the year.............................   $5,292         $8,415
Weighted average interest rate during the year..............     6.36%          6.27%
Maximum month end balance during the year...................   $5,900         $9,000
Mortgage-backed securities underlying the agreements at year end:
Carrying value..............................................   $4,236         $7,130
Estimated fair value........................................   $4,298         $7,155

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

     Securities underlying the agreement were held by the counter party.

     The Company borrowed $9.4 million from the Federal Home Loan Bank of Atlanta (FHLB) during February 2000. The funds received in the transaction were used toward the purchase of a $10.0 million, 30 year, GNMA mortgage-backed security which is pledged to secure the borrowing. The security was split evenly between the held to maturity and available for sale portfolios. The carrying value of the portion classified available for sale is $2.3 million and the carrying value of the portion classified held to maturity is $2.2 million. The borrowing originally matured 90 days after the initial transaction. At each maturity date, management evaluates whether to replace the borrowings or pay them off using Company funds. At December 31, 2001, the $1.0 million borrowing was a 30 day note maturing January 28, 2002.

NOTE 8 -- INCOME TAXES

     Income tax expense is comprised of the following:

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                               ---------------
                                                                2001     2000
                                                               ------    -----
                                                               (IN THOUSANDS)
Current
  Federal...................................................   $1,600    $ 691
  State.....................................................      273      118
                                                               ------    -----
                                                                1,873      809
                                                               ------    -----
Deferred
  Federal...................................................   $ (833)   $(381)
  State.....................................................     (134)     (65)
                                                               ------    -----
                                                                 (967)    (446)
                                                               ------    -----
Total income tax expense....................................   $  906    $ 363
                                                               ======    =====

     The income tax provision reconciled to the tax computed at the statutory federal rate was as follows:

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                               --------------
                                                               2001     2000
                                                               -----    -----
                                                               (IN THOUSANDS)
Tax at statutory rate of 34%................................   $792     $329
State taxes, net of federal tax benefit.....................     91       42
Non-deductible goodwill.....................................     52       52
Other non-deductible items..................................     12       14
Decrease in valuation allowance.............................    (50)     (75)
Other.......................................................      9        1
                                                               ----     ----
Total provision.............................................   $906     $363
                                                               ====     ====

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

     The net deferred tax asset consisted of the following:

                                                                   DECEMBER 31,
                                                               ---------------------
                                                                   2001        2000
                                                               ------------    -----
                                                                  (IN THOUSANDS)
Deferred tax assets (liabilities)
  Net operating loss carryforward...........................      $  308       $ 353
  Premises and equipment....................................         104          77
  Sale of SBA loans.........................................         (79)        (92)
  Allowance for loan losses.................................       1,630         678
  Unrealized gain on securities available for sale..........         (58)        (31)
  Loan origination costs....................................        (110)        (80)
                                                                  ------       -----
  Total deferred tax asset..................................       1,795         905
Valuation allowance.........................................         (81)       (131)
                                                                  ------       -----
  Net deferred tax asset....................................       1,714         774
Less: asset at beginning of year............................        (774)       (464)
Change in unrealized (loss) gain on securities available for
  sale......................................................          27         136
                                                                  ------       -----
Provision for deferred income taxes.........................      $  967       $ 446
                                                                  ======       =====

     The valuation allowance for deferred tax assets as of December 31, 2001 and 2000 was $81 thousand and $131 thousand, respectively. The net change in the total valuation allowance for the years ended December 31, 2001 and 2000 was a decrease of $50 thousand and $75 thousand, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

     At December 31, 2001, the Company had unused net operating loss carryforwards of $820 thousand for Federal and Florida income tax purposes expiring in various amounts from 2006 through 2008. The loss carryforward reflects the maximum benefit that could be obtained from the net operating losses due to limitations under Internal Revenue Code Section 382.

NOTE 9 -- STOCKHOLDERS' EQUITY

     The total authorized capital stock of Admiralty consists of 8,500,000 shares of common stock and 2,000,000 shares of preferred stock.

     Admiralty established Class A Common Stock which possess all such rights and privileges as are afforded to capital stock by law and shall also possess the following rights, privileges and limitations:

     DIVIDENDS

          The holder of each share of Class A Common Stock shall be entitled to receive out of any funds legally available therefore, when and as declared by the Board of Directors, preferential dividends thereon at the annual rate of ten percent (10%) per annum based upon a $10.00 per share stated value, payable semiannually on June 30 and December 31, or on such other date or dates as may be determined by the Board of Directors. Those dividends shall be non-cumulative and may be paid either in cash or in shares of the Company's Class B Common Stock, at the discretion of the Company's Board of Directors. No dividends shall be declared, or paid or set apart for payment on

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY
     the Company's Class B Common Stock (described below) for any period unless the most recently required dividend is paid on the Class A Common Stock. Holders of shares of the Class A Common Stock shall not be entitled to any dividends, whether payable in cash, property or stock, in excess of the non-cumulative dividends, as herein provided, on the Class A Common Stock, unless specially declared by the Board of Directors.

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

          The conversion rate set forth above is subject to adjustment in the event of payment of certain stock dividends, stock split-ups or combinations or other similar recapitalizations, to ensure that a holder of the Class A Common Stock does not have his interests in the Company diluted through such transaction. Due to a 12.91% stock dividend paid in January 2000 to all stockholders of record on December 31, 2000, each share of Class A common stock is now convertible into 1.1291 shares of Class B common stock and the trading price for mandatory conversion is $13.28.

     During 2001, all outstanding shares of Class A Common Stock were voluntarily converted to Class B Common Stock.

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

     The Company also had warrants outstanding to purchase 1,089,595 Class B common stock at $9.74 per share for a period commencing January 22, 1998 and ending January 21, 2002. The Company had the right to accelerate the expiration date of the warrants in the event that (i) the Class B stock is traded on a nationally recognized securities exchange or on the NASDAQ National or SmallCap Market, and (ii) the Class B stock has traded at $13.28 or above and has not traded below $13.28 per share for 20 consecutive trading days. These conditions were met in the second quarter of 2001 and the Company elected to issue a notice of acceleration to each warrant holder. The Company issued 1,079,907 shares of Class B common stock for the warrants and warrants to purchase 9,688 shares of common stock expired unexercised.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

 OPERATING LEASES

     The Bank utilizes certain office space and equipment under operating leases expiring through 2011. Total rent expense under such operating leases, included in occupancy expense, was $1.2 million and $751 thousand for the years ended December 31, 2001 and 2000, respectively.

     Approximate minimum payments under non-cancelable operating leases for the period ending December 31, are as follows:

                                                              (IN THOUSANDS)
2002........................................................      $1,027
2003........................................................       1,013
2004........................................................         849
2005........................................................         774
2006........................................................         747
Thereafter..................................................       2,421
                                                                  ------
                                                                  $6,831
                                                                  ======

  OTHER

     The Bank is involved in certain litigation arising in the ordinary course of business. In the opinion of management, the outcome of this litigation will not have a significant effect on the accompanying financial statements.

NOTE 11 -- MANAGEMENT STOCK OPTION PLAN

     In May 1998, the Board of Directors of the Company approved the 1998 Management Stock Option Plan (the Management Plan), which provides for options to purchase up to 391,514 shares (adjusted for the 1999 and 2001 stock dividends) of Class B stock to be issued to members of the Board of Directors and management of the Company, the Bank and any other subsidiaries which the Company acquires or incorporates in the future.

     In November 2000, the Stockholders approved the Admiralty Bancorp, Inc. 2000 Stock Option Plan (the 2000 Plan) which provides for options to purchase up to 383,276 shares (adjusted for the 2001 stock dividend) of Class B stock to be issued to members of the Board of Directors and management of the Company, the Bank and any other subsidiaries which the Company acquires or incorporates in the future.

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

     As a result of the 5% stock dividend declared by the Board of Directors on October 25, 2001, options outstanding and exercise prices have been adjusted to restore option holders to their respective economic positions before the stock dividend.

     The Management Plan and the 2000 Plan are fixed stock option plans accounted for under APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations. Had

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY
compensation cost for the plans been determined based on the fair value of options at the grant dates consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings per share for the Class B Common Stock would have been reduced to the pro forma amounts indicated below for the periods presented.

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                               2001      2000
                                                              -------   ------
                                                               (IN THOUSANDS,
                                                              EXCEPT PER SHARE
                                                                   DATA)
Net income (loss)
  As reported...............................................  $1,424    $ 606
  Pro forma.................................................  $ (285)   $ 385
Basic earnings (loss) per share
  As reported...............................................  $ 0.30    $0.19
  Pro forma.................................................  $(0.06)   $0.12
Diluted earnings (loss) per share
  As reported...............................................  $ 0.28    $0.19
  Pro forma.................................................  $(0.06)   $0.12

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2001: no dividend yield, expected volatility of 55% expected lives of five years and a risk free rate of 4.94% for options granted in January 2001 and 4.70% for options granted in June 2001; and the following assumptions are used for options granted in 2000: no dividend yield; expected volatility of 60%; expected lives of five years for all options; and a weighted average risk free interest rate of 5.68%.

     A summary of the status of the Company's fixed stock option plans as of December 31, 2001 and 2000, and changes for the years then ended is as follows:

                                                       YEARS ENDED DECEMBER 31,
                                          ---------------------------------------------------
                                                    2001                       2000
                                          ------------------------   ------------------------
                                                       WEIGHTED                   WEIGHTED
                                                       AVERAGE                    AVERAGE
                                          NUMBER    EXERCISE PRICE   NUMBER    EXERCISE PRICE
                                          -------   --------------   -------   --------------
Option outstanding at beginning of
  year..................................  447,959       $ 8.73       388,549       $8.63
Options granted.........................  326,823        11.49        59,410        9.40
Options exercised.......................    8,694         8.98            --          --
                                          -------       ------       -------       -----
Options outstanding at end of year......  766,088       $ 9.91       447,959       $8.73
                                          =======       ======       =======       =====
Options exercisable at end of year......  713,061       $ 9.88       437,459       $8.71
                                          =======       ======       =======       =====
Weighted average fair value of options
  granted during year...................                $ 6.03                     $4.82
                                                        ======                     =====

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

     The following table summarizes information about fixed stock options outstanding at December 31, 2001:

                                                                                    OPTIONS
                                                OPTIONS OUTSTANDING               EXERCISABLE
                                        ------------------------------------   -----------------
                                             NUMBER          WEIGHTED AVG.          NUMBER
                                         OUTSTANDING AT        REMAINING        EXERCISABLE AT
           EXERCISE PRICES              DECEMBER 31, 2001   CONTRACTUAL LIFE   DECEMBER 31, 2001
           ---------------              -----------------   ----------------   -----------------
$13.33................................       169,323           9.5 years            158,296
$ 9.52................................       212,370           9.0 years            170,370
$ 8.86................................       325,084           6.6 years            325,084
$ 8.85................................         1,188           6.8 years              1,188
$ 7.23................................        51,599           7.8 years             51,599
$ 7.22................................           594           7.8 years                594
$ 7.17................................         5,930           8.0 years              5,930
                                             -------                                -------
                                             766,088                                713,061
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

NOTE 12 -- RELATED PARTY TRANSACTIONS

     The Bank has made in the past and, assuming continued satisfaction of generally applicable credit standards, expects to continue to make loans to directors, executive officers and their associates, (i.e., corporations or organizations for which they serve as officers or directors or in which they have beneficial ownership interests of ten percent or more). These loans have all been made in the ordinary course of the Bank's business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. The aggregate dollar amount of these loans was $4.6 million and $6.0 million at December 31, 2001 and 2000, respectively. For the year ended December 31, 2001, $481 thousand in funds were disbursed and $1.8 million of principal repayments were received. In addition, Bank Directors and Officers keep depository balances with the Bank. At December 31, 2001 the aggregate balance of these deposits was $4.6 million.

     The Bank's branches in Boca Raton and Jupiter are leased from entities owned by certain members of the Company's Board of Directors. The aggregate rental payment due under these two leases will be approximately $262 thousand per year. Each of these leases had an original term of ten years. However, in the event of a change in control of the Company, the lease term will be reset and extended to a term of ten years from the date of the change in control. The Company believes that these leases represent fair market value, and are comparable to terms which the Bank could have obtained from unaffiliated parties.

NOTE 13 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATION OF CREDIT RISKS

     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and financial guarantees. Those instruments involve, to varying

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY
degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of those instruments reflect the extent of the Bank's involvement in particular classes of financial instruments.

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

     The Bank does not always require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Unfunded lines of credit....................................  $49,455   $28,397
Standby letters of credit...................................    6,756     1,846
Unfunded construction loan commitments......................    8,694    22,278
Unfunded commercial loan commitments........................   16,525    16,424

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The lives of the commitments vary widely but on average are about one to two years. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and income-producing commercial properties.

     Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements.

     The Bank has not been required to perform on any financial guarantees during the past year. The Bank has not incurred any losses on its commitments in 2001 or 2000.

NOTE 14 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

     Fair values have been estimated using data which management considered the best available, as generally provided by estimation methodologies deemed suitable for the pertinent category of financial instrument. The estimation methodologies, resulting fair values and recorded carrying amounts are as follows:

     Fair value of loans and deposits with floating interest rates is generally presumed to approximate the recorded carrying amounts.

     Fair value of financial instruments actively traded in a secondary market has been estimated using quoted market prices.

                                             DECEMBER 31, 2001           DECEMBER 31, 2000
                                         -------------------------   -------------------------
                                         CARRYING   ESTIMATED FAIR   CARRYING   ESTIMATED FAIR
                                          AMOUNT        VALUE         AMOUNT        VALUE
                                         --------   --------------   --------   --------------
                                                            (IN THOUSANDS)
Cash and cash equivalents..............  $37,492       $37,492       $33,445       $33,445
                                         =======       =======       =======       =======
Investment securities, including
  Federal Reserve Bank and FHLB
  stock................................  $55,565       $56,059       $39,514       $39,746
                                         =======       =======       =======       =======

     The fair value of the total loan portfolio has been estimated using present value cash flows, discounted at the approximate current market rates adjusted for non-interest operating costs, and giving consideration to estimated prepayment risk and credit loss factors.

                                           DECEMBER 31, 2001           DECEMBER 31, 2000
                                       -------------------------   -------------------------
                                       CARRYING   ESTIMATED FAIR   CARRYING   ESTIMATED FAIR
                                        AMOUNT        VALUE         AMOUNT        VALUE
                                       --------   --------------   --------   --------------
                                                          (IN THOUSANDS)
Loans................................  $390,457      $391,382      $218,629      $219,410
                                       ========      ========      ========      ========

     Fair value of financial instruments with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market for similar assets and liabilities. Fair value of financial instrument liabilities with no stated maturities has been estimated to equal the carrying amount (the amount payable on demand).

                                           DECEMBER 31, 2001           DECEMBER 31, 2000
                                       -------------------------   -------------------------
                                       CARRYING   ESTIMATED FAIR   CARRYING   ESTIMATED FAIR
                                        AMOUNT        VALUE         AMOUNT        VALUE
                                       --------   --------------   --------   --------------
                                                          (IN THOUSANDS)
Deposits with stated maturities......  $223,676      $222,032      $131,304      $130,315
                                       ========      ========      ========      ========
Deposits with no stated maturities...  $225,468      $225,468      $130,011      $130,011
                                       ========      ========      ========      ========
Borrowing with stated maturities.....  $  3,900      $  3,809      $  9,900      $  9,835
                                       ========      ========      ========      ========

     The fair value of commitments to originate loans and other off-balance sheet instruments is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties. For fixed rate loan commitments, the fair value also considers the difference between current levels of interest and the committed rates. As of December 31, 2001 and 2000 the fair value of these commitments, which are primarily comprised of floating rate loan commitments priced to market at funding, with notional amounts of $56.3 million and $67.5 million respectively, was immaterial.

     The fair value of other financial instruments, including interest receivable and interest payable, approximates the carrying value due to the short term nature of these instruments.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

NOTE 15 -- REGULATORY MATTERS

     The Bank, as a state-chartered, Federal Reserve member bank, is subject to regulatory dividend restrictions. Under such restrictions, the Bank may not, without prior regulatory approval, declare cash dividends.

     The Bank is subject to various regulatory and capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

     The most recent notification from the regulators, dated June 30, 2001, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category. The Company's federal regulators impose capital standards on bank holding companies which are substantially similar to those imposed upon the Bank. The Company's and the Bank's actual capital amounts and ratios are as follows:

                            ADMIRALTY BANCORP, INC.
                               DECEMBER 31, 2001

                                                                             TO BE WELL
                                                                          CAPITALIZED UNDER
                                                        FOR CAPITAL       PROMPT CORRECTIVE
                                       ACTUAL        ADEQUACY PURPOSES    ACTION PROVISIONS
                                   ---------------   ------------------   -----------------
                                                    (DOLLARS IN THOUSANDS)
Total Capital (to risk weighted
  assets)........................  $44,558   10.40%  >$34,263    >8.00%   >$42,829   >10.00%
                                                     -           -        -          -
Tier I Capital (to risk weighted
  assets)........................  $39,714    9.27%  >$17,132    >4.00%   >$25,697   > 6.00%
                                                     -           -        -          -

Tier I Capital (to average
  assets)........................  $39,714    8.08%  >$19,652    >4.00%   >$24,566   > 5.00%
                                                     -           -        -          -


                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                            ADMIRALTY BANCORP, INC.
                               DECEMBER 31, 2000

                                                                             TO BE WELL
                                                                          CAPITALIZED UNDER
                                                        FOR CAPITAL       PROMPT CORRECTIVE
                                       ACTUAL        ADEQUACY PURPOSES    ACTION PROVISIONS
                                   ---------------   ------------------   -----------------
                                                    (DOLLARS IN THOUSANDS)
Total Capital (to risk weighted
  assets)........................  $27,419   11.14%  >$19,682    >8.00%   >$24,603   >10.00%
                                                     -           -        -          -
Tier I Capital (to risk weighted
  assets)........................  $25,038   10.18%  > $9,841    >4.00%   >$14,762   > 6.00%
                                                     -           -        -          -
Tier I Capital (to average
  assets)........................  $25,038    9.61%  >$10,419    >4.00%   >$13,024   > 5.00%
                                                     -           -        -          -

                                 ADMIRALTY BANK
                               DECEMBER 31, 2001

                                                                             TO BE WELL
                                                                          CAPITALIZED UNDER
                                                        FOR CAPITAL       PROMPT CORRECTIVE
                                       ACTUAL        ADEQUACY PURPOSES    ACTION PROVISIONS
                                   ---------------   ------------------   -----------------
                                                    (DOLLARS IN THOUSANDS)
Total Capital (to risk weighted
  assets)........................  $44,047   10.29%  >$34,253    >8.00%   >$42,816   >10.00%
                                                     -           -        -          -
Tier I Capital (to risk weighted
  assets)........................  $39,203    9.16%  >$17,126    >4.00%   >$25,690   > 6.00%
                                                     -           -        -          -
Tier I Capital (to average
  assets)........................  $39,203    7.99%  >$19,637    >4.00%   >$24,546   > 5.00%
                                                     -           -        -          -

                                 ADMIRALTY BANK
                               DECEMBER 31, 2000

                                                                             TO BE WELL
                                                                          CAPITALIZED UNDER
                                                        FOR CAPITAL       PROMPT CORRECTIVE
                                       ACTUAL        ADEQUACY PURPOSES    ACTION PROVISIONS
                                   ---------------   ------------------   -----------------
                                                    (DOLLARS IN THOUSANDS)
Total Capital (to risk weighted
  assets)........................  $27,066   11.00%  >$19,680    >8.00%   >$24,599   >10.00%
                                                     -           -        -          -
Tier I Capital (to risk weighted
  assets)........................  $24,685   10.03%  > $9,840    >4.00%   >$14,760   > 6.00%
                                                     -           -        -          -
Tier I Capital (to average
  assets)........................  $24,685    9.48%  >$10,419    >4.00%   >$13,024   > 5.00%
                                                     -           -        -          -

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    NAME                                     TITLE                       DATE
                    ----                                     -----                       ----
              /s/ WARD KELLOGG                   President and Chief Executive     February 22, 2002
  -----------------------------------------                 Officer
                Ward Kellogg

             /s/ KEVIN M. SACKET                Treasurer (Principal Accounting    February 22, 2002
  -----------------------------------------          and Financial Officer)
               Kevin M. Sacket

             /s/ BRUCE A. MAHON                      Chairman of the Board         February 22, 2002
  -----------------------------------------
               Bruce A. Mahon

             /s/ WILLIAM BERGER                             Director               February 22, 2002
  -----------------------------------------
               William Berger

             /s/ RANDY O. BURDEN                            Director               February 22, 2002
  -----------------------------------------
               Randy O. Burden

           /s/ DAVID B. DICKENSON                           Director               February 22, 2002
  -----------------------------------------
             David B. Dickenson

            /s/ LESLIE E. GOODMAN                           Director               February 22, 2002
  -----------------------------------------
              Leslie E. Goodman

           /s/ THOMAS L. GRAY, JR.                          Director               February 22, 2002
  -----------------------------------------
             Thomas L. Gray, Jr.

            /s/ THOMAS J. HANFORD                           Director               February 22, 2002
  -----------------------------------------
              Thomas J. Hanford

            /s/ SIDNEY L. HOFING                   Vice Chairman of the Board      February 22, 2002
  -----------------------------------------
              Sidney L. Hofing

            /s/ DOUGLAS P. HOOKER                           Director               February 22, 2002
  -----------------------------------------
              Douglas P. Hooker

         /s/ PATRICK C. MATHES, III                         Director               February 22, 2002
  -----------------------------------------
           Patrick C. Mathes, III

           /s/ PETER L.A. PANTAGES                          Director               February 22, 2002
  -----------------------------------------
             Peter L.A. Pantages

             /s/ RICHARD P. ROSA                            Director               February 22, 2002
  -----------------------------------------
               Richard P. Rosa

            /s/ CRAIG A. SPENCER                            Director               February 22, 2002
  -----------------------------------------
              Craig A. Spencer

                    NAME                                     TITLE                       DATE
                    ----                                     -----                       ----

          /s/ JOSEPH W. VECCIA, JR.                         Director               February 22, 2002
  -----------------------------------------
            Joseph W. Veccia, Jr.

             /s/ MARK A. WOLTERS                            Director               February 22, 2002
  -----------------------------------------
               Mark A. Wolters

           /s/ GEORGE R. ZOFFINGER                          Director               February 22, 2002
  -----------------------------------------
             George R. Zoffinger