Form 10-Q
period 2002-03-31
ADMIRALTY BANCORP INC
filed 2002-05-14
CIK 1066808

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                               -------------------

                                    FORM 10-Q
                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________

                         Commission file number 0-24891

                             ADMIRALTY BANCORP, INC.
                             -----------------------
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                               65-0405207
                  --------                               ----------
       (State of Other Jurisdiction                   (I.R.S. Employer
     of Incorporation or Organization)               Identification No.)


4400 PGA BOULEVARD, PALM BEACH GARDENS, FLORIDA                 33410
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X       No
                                         ---         ---

As of May 5, 2002 there were 5,288,437 shares of Common Stock outstanding.
================================================================================

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

Part I.  Financial Information

Item 1. Financial Statements
                                                                           Page
                                                                           ----
         Condensed Consolidated Balance Sheets (unaudited) -
           At March 31, 2002 and at December 31, 2001....................... 3

         Condensed Consolidated Statements of Operations (unaudited) -
           Three months ended March 31, 2002 and 2001....................... 4

         Condensed Consolidated Statements of Cash Flows (unaudited) -
           Three months ended March 31, 2002 and 2001....................... 5

         Notes to Condensed Consolidated Financial Statements (unaudited)... 6

Item 2.  Management's Discussion and Analysis of Financial Condition
           And Results of Operations........................................ 12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......... 25

Part II.  Other Information

         Item 1.  Legal Proceedings......................................... 27

         Item 2.  Changes in Securities and Use of Proceeds................. 27

         Item 3.  Defaults Upon Senior Securities........................... 27

         Item 4. Submission of Matters to a Vote of Security Holders........ 27

         Item 5.  Other Information......................................... 27

         Item 6.  Exhibits and Reports on Form 8-K.......................... 27

                  Signature Page............................................ 28

PART I   FINANCIAL INFORMATION

ITEM 1.
                              FINANCIAL STATEMENTS

                     Admiralty Bancorp, Inc. and subsidiary
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                   (unaudited)

                                                                              March 31,       December 31,
                                                                                 2002             2001
                                                                              ---------        ---------
ASSETS
Cash and cash equivalents
        Cash and due from banks ......................................        $  15,828        $  15,930
        Interest bearing due from banks ..............................               25              345
        Federal funds sold ...........................................           49,107           21,217
                                                                              ---------        ---------
              Total cash and cash equivalents ........................           64,960           37,492
Investment securities available for sale,
        at fair market value .........................................           16,924           17,969
Investment securities held to maturity, at cost
        (fair market value of $36.1 million at March 31, 2002 and
        December 31, 2001) ...........................................           35,796           35,589
Loans, net ...........................................................          400,593          390,457
Accrued interest receivable ..........................................            1,907            1,928
Federal Reserve Bank and FHLB stock ..................................            2,007            2,007
Premises and equipment, net ..........................................            5,342            5,422
Deferred tax asset, net ..............................................            1,749            1,714
Goodwill, net ........................................................            3,234            3,234
Other assets .........................................................            1,834            1,770
                                                                              ---------        ---------
        Total assets .................................................        $ 534,346        $ 497,582
                                                                              =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits .............................................................        $ 483,938        $ 449,144
Securities sold under agreement to repurchase ........................            2,900            2,900
Advances from FHLB ...................................................            1,000            1,000
Accrued interest payable .............................................              451              496
Other liabilities ....................................................            1,415              756
                                                                              ---------        ---------
        Total liabilities ............................................          489,704          454,296
                                                                              ---------        ---------
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 2,000,000 shares
        authorized, no shares issued or outstanding ..................             --               --
Common stock, no par value, 8,500,000 shares authorized,
        5,282,485 issued and outstanding .............................           44,596           44,596
Retained earnings (accumulated deficit) ..............................                8           (1,407)
Accumulated other comprehensive income, net ..........................               38               97
                                                                              ---------        ---------
        Total shareholders' equity ...................................           44,642           43,286
                                                                              ---------        ---------
        Total liabilities and shareholders' equity ...................        $ 534,346        $ 497,582
                                                                              =========        =========

The accompanying notes are an integral part of these condensed consolidated financial statements

                        Admiralty Bancorp, Inc. and subsidiary
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per-share data)
                                   (unaudited)

                                                                     Three Months      Three Months
                                                                        Ended             Ended
                                                                       March 31,         March 31,
                                                                         2002              2001
                                                                      ----------        ----------
Interest and dividend income
          Loans                                                       $    6,960        $    5,668
          Mortgage-backed securities                                         672               575
          Other debt securities                                               87               107
          Federal funds sold                                                 120               348
          Dividends from FRB and FHLB stock                                   29                22
          Other                                                                1                12
                                                                      ----------        ----------
                   Total interest and dividend income                      7,869             6,732
                                                                      ----------        ----------
Interest expense
          Deposits                                                         2,833             3,369
          Securities sold under repurchase agreement                          46                92
          Advances from FHLB                                                   5                61
                                                                      ----------        ----------
                   Total interest expense                                  2,884             3,522
                                                                      ----------        ----------
                   Net interest and dividend income                        4,985             3,210
Provision for loan losses                                                    102               447
                                                                      ----------        ----------
                   Net interest and dividend income after
                   provision for loan losses                               4,883             2,763
                                                                      ----------        ----------
Non-interest income
          Service charges and fees                                           285               282
          Insurance commissions                                                5                17
          Gain on sale of loans                                             --                  10
          Other income                                                         1                 3
                                                                      ----------        ----------
                   Total non-interest income                                 291               312
                                                                      ----------        ----------
Non-interest expense
          Salaries and employee benefits                                   1,515             1,400
          Occupancy                                                          526               340
          Furniture and equipment                                            205               147
          Amortization of goodwill                                          --                  38
          Other expense                                                      656               638
                                                                      ----------        ----------
                   Total non-interest expense                              2,902             2,563
                                                                      ----------        ----------
                   Income before income tax expense                        2,272               512
Income tax expense                                                           857               212
                                                                      ----------        ----------
          Net income                                                  $    1,415        $      300
                                                                      ==========        ==========
Per share data
  Net income per share - basic                                        $     0.27        $     0.07
                                                                      ==========        ==========
  Net income per share- diluted                                       $     0.25        $     0.07
                                                                      ==========        ==========
  Weighted average shares outstanding  basic                           5,282,485         4,116,863
                                                                      ==========        ==========
  Weighted average shares outstanding - diluted                        5,614,183         4,384,235
                                                                      ==========        ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     Admiralty Bancorp, Inc. and subsidiary
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                 Three Months      Three Months
                                                                                    Ended             Ended
                                                                                   March 31,         March 31,
                                                                                     2002              2001
                                                                                  ----------        ----------
Operating activities
          Net income                                                               $  1,415         $    300
          Adjustments to reconcile net income to net cash provided by operating activities
              Provision for loan losses                                                 102              447
              Depreciation and amortization                                             299              205
              Amortization, net of accretion, of investment securities                   41                8
              Gain on sale of loans                                                    --                (10)
              Change in accrued interest receivable                                      21             (185)
              Change in other assets                                                    184              (38)
              Change in accrued interest payable                                        (45)              76
              Change in other liabilities                                               659             (117)
                                                                                   --------         --------
                  Net cash provided by operating activities                           2,676              686
                                                                                   --------         --------
Investing activities
          Proceeds from maturities of investment securities
              available for sale                                                      1,942            5,655
          Proceeds from maturities of investment securities
              held to maturity                                                        3,850            1,995
          Purchases of investment securities available for sale                      (1,000)          (8,511)
          Purchases of investment securities held to maturity                        (4,089)          (9,583)
          Net loan originations and principal collections on loans                  (10,486)         (43,098)
          Proceeds from loan sales                                                     --                286
          Purchase of premises and equipment, net                                      (219)          (2,098)
                                                                                   --------         --------
              Net cash used in investing activities                                 (10,002)         (55,354)
                                                                                   --------         --------
Financing activities
          Net increase in deposits                                                   34,794           62,937
          Decrease in FHLB advances                                                    --             (1,000)
          Proceeds from issuance of common stock - net of costs                        --              3,096
                                                                                   --------         --------
              Net cash provided by financing activities                              34,794           65,033
                                                                                   --------         --------
Net increase in cash and cash equivalents                                            27,468           10,365

Cash and cash equivalents, beginning of period                                       37,492           33,445
                                                                                   --------         --------
Cash and cash equivalents, end of period                                           $ 64,960         $ 43,810
                                                                                   ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     Admiralty Bancorp, Inc. and subsidiary

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements of Admiralty Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Admiralty Bank (the "Bank") reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are necessary to present fairly the Company's consolidated financial condition and the consolidated results of operations and the consolidated cash flows for interim periods. The results for interim periods are not necessarily indicative of trends or results to be expected for the full year. These condensed consolidated interim financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

The Company is incorporated in the state of Delaware and is registered with the Board of Governors of the Federal Reserve Bank as a financial holding company. The Bank is a Florida state chartered commercial bank, with its main office in Palm Beach Gardens, Florida, and branches in Altamonte Springs, Boca Raton, Cocoa Beach, Fort Lauderdale, Juno Beach, Jupiter, Orlando and Melbourne, Florida. On March 11, 2000, the Company converted from a one bank holding company to a financial holding company under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "Modernization Act"). This status permits the Company to undertake financial activities which need not be closely related to banking, such as insurance brokerage activities. Under the Modernization Act, the Company's bank subsidiary must remain "well capitalized" (i.e., have a leverage capital ratio of 5% or greater and a risk based capital ratio of 10% or greater) and well managed, or the Company could be required to divest itself of its non-banking activities. In addition, the Company must maintain a rating of "satisfactory" or better under the Community Reinvestment Act. The Company has entered into a joint venture to sell insurance, and may seek alliances with other financial service providers, as a way to enhance non-interest income.

The Company has formed Admiralty Insurance Services, LLC ("AIS") as a joint venture with USI Florida ("USI") to offer a wide range of insurance products, primarily to customers of the Bank. USI and the Company are each 50 percent owners of AIS. USI and AIS will share equally in commissions on policies sold, and the Company is entitled to 50 percent of the net income of AIS. Under the agreement, USI will absorb all costs incurred by AIS for operating expenses. AIS did minimal business during the three months ended March 31, 2002 and 2001, and $5 thousand and $17 thousand in income was recognized during the respective the periods by the Company.

NOTE 2 - IMPACT OF NEW ACCOUNTING STANDARDS

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

The Company was required to adopt the provisions of Statement 141 immediately and the Company adopted Statement 142 effective January 1, 2002. As of the date of adoption, the Company had unamortized goodwill in the amount of approximately $3.2 million that is subject to the transition provisions of Statements 141 and
142. Pursuant to Statement 142, the Company will no longer amortize goodwill. Amortization expense related to goodwill was $38 thousand during the three months ended March 31, 2001. The adoption of Statement 142 did not result in a transitional impairment loss. Net income, basic net income per share and diluted net income per share for the three months ended March 31, 2001, adjusted to eliminate the amortization of goodwill, amount to $338 thousand, $0.08 and $0.08 respectively.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("Statement 144") which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121") and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. While Statement 144 retains many of the fundamental provisions of Statement 121, it establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves certain implementation issues not previously addressed by Statement 121. Statement 144 is effective for fiscal years beginning after December 15, 2001. This Statement did not have a material impact on the Company's financial statements.

NOTE 3 - COMPREHENSIVE INCOME

The following table sets forth the components of the Company's comprehensive income:

                                                                   Three months ended
                                                            ---------------------------------
                                                            March 31, 2002     March 31, 2001
                                                            --------------     --------------
                                                                     (in thousands)
       Net Income                                               $ 1,415           $   300

       Other comprehensive income, net of tax -
           Change in net unrealized gain on securities
             held available for sale, net of taxes of $36
             and $(35) in 2002 and 2001, respectively               (59)               59
                                                                -------           -------
       Comprehensive income                                     $ 1,356           $   359
                                                                =======           =======

NOTE 4 - EARNINGS PER COMMON SHARE

The Company computes basic and diluted net income per share in accordance with SFAS No. 128, "Earnings Per Share." Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common stock and potential common stock outstanding during the period, to the extent that such potential common stock is dilutive. Potential common stock consists of the shares issuable pursuant to the exercise of stock options.

On October 25, 2001, the Board of Directors declared a 5% stock dividend payable in common stock to all stockholders of record as of November 9, 2001. For the purpose of net income per share, the issuance of this stock dividend has been effected as of January 1, 2001. The basic and diluted weighted average number of shares outstanding and net income per share information for 2001 has been restated to reflect the effects of this stock dividend.

The following table illustrates the reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the three months ended March 31, 2002 and 2001:

                                                            Three months ended
                                                     ----------------------------------
                                                     March 31, 2002      March 31, 2001
                                                     --------------      --------------
                                              (dollars in thousands, except per share data)
       Net income ...........................          $    1,415          $      300
                                                       ==========          ==========

       Weighted average shares - basic ......           5,282,485           4,116,863
                                                       ==========          ==========

       Weighted average shares - diluted ....           5,614,183           4,384,235
                                                       ==========          ==========

       Basic net income per share ...........          $     0.27          $     0.07
                                                       ==========          ==========

       Diluted net income per share .........          $     0.25          $     0.07
                                                       ==========          ==========

NOTE 5 - INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and fair value of investment securities and mortgage-backed securities classified available for sale at March 31, 2002 and December 31, 2001 are as follows:

                                                         GROSS         GROSS
                                         AMORTIZED     UNREALIZED    UNREALIZED         FAIR
                                           COST          GAINS         LOSSES           VALUE
                                         -------        -------        -------         -------
                                                           (In thousands)
       AVAILABLE FOR SALE:
       -------------------
       March 31, 2002
       --------------
       U.S. Government and Agency
       securities ....................   $ 2,000        $    18        $   (13)        $ 2,005

       Mortgage-backed securities ....    14,849            133            (77)         14,905
       Other  securities .............        14              0              0              14
                                         -------        -------        -------         -------

       Total .........................   $16,863        $   151        $   (90)        $16,924
                                         =======        =======        =======         =======

       December 31, 2001
       -----------------
       U.S. Government and Agency
       securities ....................   $ 1,000        $    29        $     0         $ 1,029

       Mortgage-backed securities ....    16,800            144            (18)         16,926
       Other securities ..............        14              0              0              14
                                         -------        -------        -------         -------

       Total .........................   $17,814        $   173        $   (18)        $17,969
                                         =======        =======        =======         =======

The amortized cost and fair value of investment securities and mortgage-backed securities classified held to maturity at March 31, 2002 and December 31, 2001 are as follows:

                                      AMORTIZED    GROSS UNREALIZED    GROSS UNREALIZED
                                        COST            GAINS               LOSSES         FAIR VALUE
                                      ---------    ----------------    ----------------    ----------
                                                              (In thousands)
HELD TO MATURITY
----------------
March 31, 2002
--------------
U.S. Treasury securities........      $  4,064          $    0              $  (23)            4,041
U.S. Government and Agency
securities......................         6,052              28                 (52)            6,028
Mortgage-backed securities......        25,680             433                 (93)           26,020
                                      --------          ------              ------          --------
Total ..........................      $ 35,796          $  461              $ (168)         $ 36,089
                                      ========          ======              ======          ========

December 31, 2001
-----------------
U.S. Treasury securities........      $  2,037          $    0              $   (6)         $  2,031
U.S. Government and Agency               4,002              45                  (8)            4,039
securities......................
Mortgage-backed securities......        29,550             489                 (26)           30,013
                                      --------          ------              ------          --------
Total...........................      $ 35,589          $  534              $  (40)         $ 36,083
                                      ========          ======              ======          ========

The carrying value of securities pledged to secure deposits and for other purposes required or permitted by law amounted to approximately $18.1 million and $21.4 million at March 31, 2002 and December 31, 2001, respectively.

NOTE 6 - LOANS

The following schedule presents the components of loans, net of unearned income, by type, as of March 31, 2002 and December 31, 2001:

                                                         March 31, 2002                December 31, 2001
                                                         --------------                -----------------
                                                                     (Dollars in thousands)
                                                   Amount             Percent       Amount            Percent
                                                   ------             -------       ------            -------
Commercial and Industrial ................        $ 51,535              13%        $ 49,846              13%

Real Estate Non-Residential Properties ...         301,092              74%         297,850              75%

Residential Properties ...................          30,141               8%          24,802               6%

Construction .............................          17,507               4%          17,771               4%

Consumer * ...............................           6,025               1%           6,380               2%
                                                  --------        --------         --------        --------
Gross Loans ..............................         406,300             100%         396,649             100%

less:  net deferred fees .................           1,191                            1,348
                                                  --------                         --------
Total loans ..............................         405,109                          395,301

less:  allowance for loan losses .........           4,516                            4,844
                                                  --------                         --------
Net loans ................................        $400,593                         $390,457
                                                  ========                         ========

* Includes $756 thousand and $819 thousand in overdrafts at March 31, 2001 and December 31, 2001, respectively.

Changes in the allowance for loan losses are as follows:

                                              Three months ended
                                           ------------------------
                                           March 31,       March 31,
                                             2002             2002
                                           -------          -------
                                            (Dollars in thousands)
                                           -------          -------
Balance at beginning of year ......        $ 4,844          $ 2,381
Provision for loan losses .........            102              447
Charge-offs .......................           (431)            --
Recoveries ........................              1                5
                                           -------          -------
Ending Balance ....................        $ 4,516          $ 2,833
                                           =======          =======

Ratio of net charge-offs to
average loans outstanding .........           0.11%            0.00%

Balance of allowance as a % of
total loans at period end .........           1.11%            1.07%

Loans with unpaid principal balances of $430 and $967 thousand were 90 days or more contractually delinquent or on nonaccrual status at March 31, 2002 and December 31, 2001.

NOTE 7 - CAPITAL STRUCTURE

The shareholders of the Company approved a resolution to amend the Company's Certificate of Incorporation at the annual meeting held April 26, 2002. The amendment eliminates the Company's Class A common stock (1,000,000 shares) and re-designates the Class B common stock (7,500,000 shares) as Common Stock (8,500,000 shares). The balance sheets and earnings per share figures presented in this report are presented using the amended capital structure.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW
                                    --------
                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain "forward-looking statements" as defined under
Section 21E of the Securities Exchange Act of 1934. The Company desires to take advantage of the "safe harbor" provisions of Section 21E and is including this statement for the express purpose of availing itself of the protection of the safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and may include the Company's expectations of future financial results. The words "believe", "expect", "anticipate", "estimate", "project", and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors which could affect actual results include but are not limited to i) changes in general market interest rates, ii) general economic conditions, both in the United States generally and specifically in the Company's market area, iii) legislative/regulatory changes, iv) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve, v) changes in the quality or composition of the Company's loan and investment portfolios, vi) demand for loan products, vii) deposit flows, viii) competition, and ix) demand for financial services in the Company's markets. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

                              RESULTS OF OPERATIONS
                              ---------------------

              Three Months Ended March 31, 2002 and March 31, 2001.

The Company generated net income of $1.4 million, or $0.27 per share basic and $0.25 per share diluted, in the first quarter of 2002 compared to net income of $300 thousand, or $0.07 per share basic and diluted, in the first quarter of 2001.

At March 31, 2002, the Company's total assets reached $534.3 million, an increase of 7.4% over total assets at December 31, 2001. The Company's net loans totaled $400.6 million, an increase of 2.6% over net loans at December 31, 2001, and the Company's deposits totaled $483.9 million, an increase of 7.7% over total deposits at December 31, 2001.

INTEREST AND DIVIDEND INCOME. The Company's interest and dividend income increased $1.2 million, or 16.9%, to $7.9 million for the quarter ended March 31, 2002 from $6.7 million for the same period of 2001. This increase in interest income primarily relates to an increase in the Company's average balance of earning assets, partially offset by a lower yield on those interest earning assets. Average balances increased by $153.4 million for loans, $13.2 million for investment securities (including Federal Reserve Bank stock and FHLB stock) and $3.7 million for federal funds sold. The average yield on the loan portfolio decreased to 7.1% in the first quarter of 2002, compared to 9.4% in the first quarter of 2001. The average yield on federal funds sold decreased to 1.7% in the first quarter of 2002 from 5.6% for the same period in 2001. The average yield on investment securities, including Federal Reserve Bank and FHLB stocks, decreased to 5.9% in the first quarter 2002 from 6.9% in the first quarter of 2001. During the three months ended March 31, 2002 the yield on the Company's interest earning assets decreased to 6.6% from 8.8% during the three months ended March 31, 2001. All decreases are due primarily to lower market interest rates.

INTEREST EXPENSE. The Company's interest expense for the first quarter of 2002 decreased $638 thousand, or 18.1%, to $2.9 million from $3.5 million for the same period last year. The decrease in interest expense reflects a lower cost of funds on interest bearing liabilities offset by a 52.9% increase in average interest bearing liabilities at March 31, 2002, as compared to the same period in 2001. Total average deposits increased $141.1 million in the first quarter of 2002 as compared to the same period in 2001. The average balance of non-interest bearing demand deposits and money market deposits increased by $29.8 million, and $56.5 million, respectively, in the first quarter of 2002 as compared to the same period in 2001, with the average balance of non-interest bearing demand deposits reaching $71.4 million for the three months ended March 31, 2002 from $41.6 million for the three months ended March 31, 2001. In addition, the average balance of the Company's time deposits increased by $71.6 million, to $221.3 million for the three months ended March 31, 2002 from $149.7 million for the three months ended March 31, 2001. The Company's average cost of deposits for the three months ended March 31, 2002, decreased to 2.5% from 4.8% for the comparable period of 2001, primarily due to the lower rates of interest on deposit accounts. The average balance of securities sold under agreement to repurchase was $2.9 million, and the average balance of advances from the FHLB was $1.0 million at average rates of 6.4% and 2.0% respectively, during the three months ended March 31, 2002. In the quarter ended March 31, 2001 the average balance of securities sold under agreement to repurchase was $5.9 million and the average of advances from the FHLB was $3.9 million, both at average rates of 6.3%. The Company's average cost of funds for the three months ended March 31, 2002, decreased to 2.5% from 4.8% in the comparable period of 2001 due primarily to lower market interest rates.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income for the three months ended March 31, 2002, increased by $1.8 million, or 55.3%, over the same period last year.

The Company's net interest spread increased 47 basis points to 3.63% for the three months ended March 31, 2002, from 3.16% for the comparable period of 2001, reflecting a greater decline in the Company's cost of interest paying liabilities, as a result of lower market interest rates and a shift in the deposit mix, than the decline in its yield on earning assets.

PROVISION FOR LOAN LOSSES. The determination of the allowance for loan losses, and the related provision, is considered by management to be a critical accounting policy. The provision for loan losses decreased to $102 thousand for the three months ended March 31, 2002, from $447 thousand in the same period of 2001, reflecting the slower growth in the loan portfolio in the first quarter of 2002 as well as management's view of the current state of the economy. The Company's provision for loan losses maintained the reserve at a level management believes appropriate in light of the Company's lending activities, the quality of the loan portfolio, collateral maintained, historical experience, volume and type of lending conducted by the Company, the status of past due and non-performing loans, the general economic conditions of the Company's lending area and other factors affecting collectibility of the Company's loan portfolio. The Company had no material recoveries during the quarter and charged off three loans, which had previously been identified as problem loans, totaling $431 thousand against the reserve during the quarter. Two loans with an aggregate balance of $248 thousand were transferred to other real estate during the quarter. Total classified loans were reduced to $673 thousand at March 31, 2002 from $1.6 million at December 31, 2001, primarily as a result of the aforementioned transactions. The Company's ratio of non-performing assets to total assets declined to 0.13% at March 31, 2002 from 0.19% at December 31, 2001. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, the financial status of borrowers and regulatory requirements.

NON-INTEREST INCOME. For the first quarter of 2002, total non-interest income decreased $21 thousand, or 6.7%, to $291 thousand from $312 thousand in the same period of last year. The decrease includes $3 thousand more in service charges and fees, $12 thousand less in commissions earned by Admiralty Insurance Services, LLC, the Company's insurance affiliate and $10 thousand less in gains on sales of loans as the Company sold no loans during the quarter ended March 31, 2002.

NON-INTEREST EXPENSE. For the three-month period ended March 31, 2002, the Company experienced increases of $339 thousand in its non-interest expense over the comparable period of 2001. For the period ended March 31, 2002, the Company's total non-interest expense was $2.9 million, compared to total non-interest expense of $2.6 million for the same period in 2001. The increase in non-interest expense in the three month period of 2002 reflects a $115 thousand increase in salaries and employee benefit expense as the Company hired additional staff to administer growth in its loan and deposit portfolios and to staff its new full service branches in South Orlando (which opened in March
2001), Cocoa Beach (which opened in April 2001), Altamonte Springs (which opened in September 2001) and Fort Lauderdale (which opened in

August 2001). Full time equivalent employees increased to 117 at March 31, 2002, from 103 at March 31, 2001. The increase in salaries and benefits is partially offset by a decrease of $86 thousand in expense for the senior management incentive program as the Company has suspended the program for 2002, and so ceased accruing expense for bonuses. Occupancy expense increased by $186 thousand, or 54.7%, in the three months ended March 31, 2002 as compared to the same period in 2001. Occupancy expenses at the Cocoa Beach office, Fort Lauderdale office and Altamonte Springs office were $22 thousand, $22 thousand and $79 thousand, respectively, in the first quarter of 2002 while the Company did not have these locations in the first quarter of 2001. Additionally, occupancy expenses at the south Orlando office were $39 thousand greater in 2002 as the branch was not open for the full first quarter of 2001. Furniture and equipment expenses increased to $205 thousand in the first quarter of 2002 from $147 thousand in the first quarter of 2001. Furniture and equipment expenses at the Cocoa Beach office, Fort Lauderdale office and Altamonte Springs office were $12 thousand, $12 thousand and $8 thousand respectively in 2002 while the Company did not have these locations in 2001. Furniture and equipment expenses for the south Orlando office were $13 thousand greater in the first quarter of 2002 as the branch was not open for the full first quarter of 2001. Due to the Company's adoption of SFAS 142 "Goodwill and Other Intangible Assets", the Company had no goodwill amortization in 2002 and $38 thousand for the first quarter of 2001. The Company experienced a net increase of $18 thousand in other non-interest expenses in the first quarter of 2002 compared to the same period in 2001. This increase is offset by a decrease of $52 thousand in director and committee fees and expenses as the Company suspended these payments for 2002 and adopted a change in control bonus program for directors instead.

INCOME TAXES. Income tax expense increased to $857 thousand for the quarter ended March 31, 2002, compared to $212 thousand for the same period last year due to higher taxable income in the current quarter. The effective tax rate for the first quarter of 2002 was 37.7% compared to 41.4% in the first quarter of 2001. The reduced effective tax rate is attributable to lower non-deductible expenses including the amortization of goodwill and a higher level of taxable income in relation to the non-deductible expenses.

                               FINANCIAL CONDITION
                               -------------------

                  March 31, 2002 compared to December 31, 2001

Total assets increased to $534.3 million, an increase of $36.7 million, or 7.4%, from total assets of $497.6 million at December 31, 2001. Changes in total assets includes increases of $27.9 million in federal funds sold, $10.1 million in net loans, $207 thousand in investment securities held to maturity and $248 thousand in other real estate owned. The change in total assets also includes decreases of $1.0 million in investment securities classified as available for sale, $320 thousand in interest bearing due from banks, $184 thousand in other assets and $102 thousand in cash and non-interest bearing due from banks.

The $10.1 million increase in net loans is comprised primarily of $1.7 million in commercial loans, $3.2 million in non-residential real estate loans and $5.3 million in residential real estate loans. The net increase is the result of the management team's efforts to attract new business and expand relationships with existing customers. There has been no significant change in the loan portfolio mix at March 31, 2002 as compared to December 31, 2001.

At March 31, 2002, federal funds sold increased by $27.9 million from December 31, 2001. The increase is attributable primarily to growth in deposits outpacing loan and investment portfolio growth during the period.

Total deposits increased 7.7%, to $483.9 million at March 31, 2002 from $449.1 million at December 31, 2001. Deposits and the deposit mix are summarized as follows:

                                                   March 31, 2002                  December 31, 2001
                                             -------------------------         -------------------------
      (dollars in thousands)
Non-interest bearing demand .........        $ 78,165               16%        $ 63,988               14%
Savings, NOW and money market .......         176,109               36%         161,480               36%
Time deposits, under $100,000 .......         120,766               25%         111,402               25%
Time deposits, $100,000 and over ....         108,898               23%         112,274               25%
                                             --------                          --------
                                             $483,938              100%        $449,144              100%
                                             ========                          ========

Money market accounts increased $13.1 million in the first three months of 2002. This increase reflects the market's acceptance of two, tiered rate money market account products, which pay increased rates as the balance in the account increases.

Time deposits increased $6.0 million in the first three months of 2002. The Company subscribes to a deposit listing service on the internet which allows it to post time deposit rates on a web site which is available to other subscribers who use the site as an information source for investing in time deposits. The deposits raised through this program are primarily deposits of credit unions, savings banks and commercial banks at terms from ninety days to three years. At March 31, 2002 the Company had $101.6 million in deposits raised through this program compared to $106.1 million at December 31, 2001. The weighted average rate of the internet portfolio at March 31, 2002 was 3.58%, the weighted average contractual life was 9.2 months and the weighted average remaining life was 3.6 months.

The following table sets forth the average amounts of various types of deposits for each of the periods indicated:

                                               March 31, 2002                    December 31, 2001
                                        ----------------------------     ------------------------------
      (dollars in thousands)                                   Average                            Average
                                         Amount                 Yield      Amount                  Yield
                                         ------                 -----      ------                  -----
Non-Interest Bearing Demand ....        $ 71,394                 0.0%      $ 51,083                 0.0%
Interest-Bearing Demand ........          28,449                 0.5%        21,084                 0.6%
Money Market Deposits ..........         134,037                 2.3%       101,740                 3.5%
Savings Deposits ...............           2,874                 1.1%         2,327                 1.7%
Time Deposits ..................         221,342                 3.7%       194,266                 5.4%
                                        --------                         ----------
Total ..........................        $458,096                         $  370,500
                                        ========                         ==========

The decreased average yield on time deposits is primarily attributable to the rollover of older higher rate certificates of deposit within the portfolio to the lower rates currently being offered and the shortening of the contractual life of the internet deposit portfolio.

Securities sold under agreement to repurchase totaled $2.9 million at March 31, 2002 and December 31, 2001. This repurchase transaction involved a $10.1 million FHLMC mortgage backed security, which was simultaneously purchased and sold under agreement to repurchase, and which is classified as held to maturity. The Company is required to maintain a specified margin between the market value of the security and the amount advanced under the repurchase agreement.

FHLB advances totaled $1.0 million at March 31, 2002 and December 31, 2001. The funds obtained when this borrowing was originated in February 2000 were used toward the purchase of a $10.0 million GNMA II mortgage-backed security, of which one half is classified as available for sale and one half is classified as held to maturity. The security is pledged to secure the borrowing line and the Company is required to maintain a specified margin between the market value of the security and the amount advanced under the line.

Accrued interest payable decreased $45 thousand, or 9.1%, due primarily to lower interest rates offsetting the increased volume of interest paying liabilities. Other liabilities increased $659 thousand, or 87.2%, due primarily to a $10 thousand decrease in loan commitment fees on loans not yet closed, a $61 thousand increase in accrued expenses and a $594 thousand increase in accrued income taxes.

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

Non-accrual loans decreased to $430 thousand at March 31, 2002 from $524 thousand at December 31, 2001. The balance represents the unguaranteed portion of three Small Business Administration loans and two conventional loans. Management believes these loans are all adequately reserved and it does not expect any material losses as a result of these credits.

The Company had $248 thousand in other real estate owned at March 31, 2002. The balance consists of two properties, a single family home and a former restaurant. Management does not expect any material losses from the disposition of these two properties. The Company had no other real estate owned at December 31, 2001.

The following table sets forth information concerning risk elements in the Company's portfolio:


                                          March 31,      December 31,
                                             2002            2001
                                          ---------      ------------
                                            (dollars in thousands)

Non-accrual loans                           $ 430            $ 524

Other real estate owned                       248                0
                                            -----            -----

Total non-performing assets (1)             $ 678            $ 524
                                            =====            =====

Non-accrual loans to total loans            0.11%            0.13%

Non-performing assets to total assets       0.13%            0.19%

Allowance for loan losses as a
percentage of non-performing assets        666.08%          500.93%

(1) Excludes loans past due 90 days or more and still accruing interest of $443 thousand at December 31, 2001. No loans were past due 90 days or more and still accruing interest at March 31, 2002.


ALLOWANCE FOR LOAN LOSSES

The Company attempts to maintain an allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance. Risks within the portfolio are analyzed on an ongoing basis by our officers, by outside, independent loan review auditors and by our Directors' Loan Committee. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess the risk and appropriate reserves. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors management feels deserve recognition in establishing an appropriate reserve. There were no significant changes in loan concentrations, quality and terms during the three months ended March 31, 2002, that resulted in a change in the allowance for loan losses. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. There were no significant changes in the estimation methods or fundamental assumptions used in the calculation of the allowance for loan losses at March 31, 2002 compared to December 31, 2001. Additions to the allowance are made by provisions charged to expense and the allowance is reduced by net charge-offs (i.e., loans judged to be uncollectible and charged against the reserve, less any recoveries on such loans). Although management attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions. In addition, various regulatory agencies periodically review the Company's loan portfolio and allowance for loan losses. These agencies may require the Company to take additional provisions based on their judgments about information available to them at the time of their examination.

At March 31, 2002, the allowance for loan losses was $4.5 million, a decrease of $328 thousand from December 31, 2001. During the three months ended March 31, 2002 the Company had charge-offs of $431 thousand, recoveries of $1 thousand and provided a loan loss provision of $102 thousand. The charge-offs consisted primarily of one loan which had previously been identified as a problem loan.

INVESTMENT SECURITIES

At March 31, 2002, the Company's investment securities portfolio, both held to maturity and available for sale, totaled $52.7 million, a decrease of $838 thousand, from total investment securities of $53.6 million at December 31, 2001. The Company invested primarily in U.S. Treasury and U.S. Agency securities during the first quarter of 2002. At March 31, 2002, $16.9 million of the Company's investment securities were classified as available for sale and $35.8 million were classified as held to maturity. At December 31, 2001, $18.0 million and $35.6 million of securities were classified as available for sale and held to maturity, respectively.

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

As is disclosed under "Deposits", a substantial portion of the Company's deposit portfolio consists of time deposits, including time deposits originated through the internet deposit listing service used by the Company. These deposits are generally of short to intermediate term, with terms generally from 90 days to three years. The proceeds of these deposits have been invested in longer term assets, primarily commercial and commercial real estate loans. The Company will need to maintain these deposits, or find alternative sources of liquidity, in order to maintain these assets. Although management believes a substantial amount of the existing time deposits will renew, or substitute deposits will be originated, the need to maintain this liquidity may impact the Company's ability to react to changes in market rates of interest. As is discussed below, management also believes the Company has substantial alternative sources of liquidity.

Net cash provided by the Company's operating activities was $2.7 million in the first three months of 2002 compared to $686 thousand for the three months ended March 31, 2001.

Net cash used in investing activities was $10.0 million in the period ended March 31, 2002 compared to $55.4 million in the comparable period of 2001. Net cash provided by the Company's investment portfolio was $703 thousand in the first three months of 2002, while in 2001 it used $10.4 million for its securities portfolio. Additionally, the Company used $10.5 million and $43.1 million for net loans and loan sales in the first three months of 2002 and 2001, respectively. The change in the level of cash used for the investment and loan portfolios reflects management's moderation of the Company's growth rate.

Net cash provided by the Company's financing activities was $34.8 million in the first three months of 2002, and $65.0 million in the comparable period of 2001. The increase in 2002 was due to a $34.8 million increase in deposits. Deposits provided an increase of $62.9 million and proceeds from the issuance of common stock provided $3.1 million in the three months ended March 31, 2001.

As a state chartered commercial bank, the Bank is required to maintain a daily liquidity position equal to at least 15 percent of its total transaction accounts and 8 percent of its total nontransaction accounts, less those deposits of public funds for which security has been pledged. As of March 31, 2002, the Bank had a liquidity ratio of 22.6% which was adequate to meet the statutory requirement. The primary source of the Bank's liquidity is federal funds sold - overnight loans to major commercial banks. At March 31, 2002, federal funds sold totaled $49.1 million. Funds not required to meet loan and deposit demand were invested primarily in U.S Treasury and U.S. Government Agency securities. The Bank considers these investments to be secondary sources of liquidity. The Bank's investment securities classified as available for sale had a carrying value of $16.9 million at March 31, 2002.

An additional external source of liquidity is an unsecured $12 million federal funds overnight borrowing line of credit and a secured line of credit with a correspondent bank. The Company's unencumbered investment securities are the collateral for the secured line of credit and serve to determine the total amount available under the line. At March 31, 2002, no funds were drawn under either the secured or unsecured line. The Company did not draw on either the secured or unsecured lines of credit during the three months ended March 31, 2002. The Company also maintains a line of credit at the Federal Home Loan Bank of Atlanta secured by first lien residential mortgages and mortgage-backed securities.

CAPITAL RESOURCES

The shareholders of the Company approved a resolution to amend the Company's Certificate of Incorporation at the annual meeting held April 26, 2002. The amendment eliminates the Company's Class A common stock (1,000,000 shares) and re-designates the Class B common stock (7,500,000 shares) as Common Stock (8,500,000 shares). The balance sheets and earnings per share figures presented in this report are presented using the amended capital structure. The balance sheets and earnings per share figures presented in this report are presented using the amended capital structure.

Total stockholders' equity increased to $44.6 million at March 31, 2002 from $43.3 million at December 31, 2001. March 31, 2002 equity was affected by net income of $1.4 million and a decrease of $59 thousand in net unrealized gains on available for sale securities.

At March 31, 2002, the Company exceeded all regulatory capital requirements as follows:

                                                              CAPITAL ADEQUACY
                                                           (dollars in thousands)
                                                                                                    To be well capitalized
                                                                            For capital             under prompt corrective
                                                     Actual              adequacy purposes             action provisions
                                            ----------------------      -------------------           -------------------
                                            Amount           Ratio      Amount        Ratio           Amount        Ratio
                                            ------           -----      ------        -----           ------        -----
                                                                       (Dollars in thousands)
Total Capital
     (to risk weighted assets) ....        $45,664           10.33%   >= $35,361      >= 8.00        >= $44,201    >= 10.00

Tier I Capital
     (to risk weighted assets) ....        $41,148            9.31%   >= $17,680      >= 4.00        >= $26,520    >=  6.00

Tier I Capital
     (to average assets) ..........        $41,148            8.10%   >= $20,323      >= 4.00        >= $25,404    >=  5.00

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

At March 31, 2002, the Bank exceeded all regulatory capital requirements as follows:

                                                              CAPITAL ADEQUACY
                                                           (dollars in thousands)
                                                                                                    To be well capitalized
                                                                            For capital             under prompt corrective
                                                     Actual              adequacy purposes             action provisions
                                            ----------------------      -------------------           -------------------
                                            Amount           Ratio      Amount        Ratio           Amount        Ratio
                                            ------           -----      ------        -----           ------        -----
                                                                       (Dollars in thousands)
Total Capital
     (to risk weighted assets) ....        $45,176           10.22%   >= $35,358      >= 8.00      >= $44,197       >= 10.00

Tier I Capital
     (to risk weighted assets) ....        $40,660            9.20%   >= $17,679      >= 4.00      >= $26,518       >=  6.00

Tier I Capital
     (to average assets) ..........        $40,660            8.06%   >= $20,171      >= 4.00      >= $25,214       >=  5.00

Item 3.

            QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's operations may be subject to a variety of market risks, the most material of which is the risk of changing interest rates. Most generally, interest rate risk ("IRR") is the volatility in financial performance, attributable to changes in market interest rates, which may result in either fluctuation of net interest income or changes to the economic value of the equity of the Company.

The principal objective of the Company's IRR management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Company.

Consistent with its definition of IRR, the Company measures earnings at risk and value at risk. To measure earnings at risk, the Company utilizes an income simulation model which starts with a detailed inventory of balance sheet items and factors in the probability of the maturity and repricing characteristics of assets and liabilities, including assumed prepayment risks. Simulation of net interest income takes into account the relative sensitivities of these balance sheet items to dynamic rates and projects their behavior over an extended period of time. Simulation analysis of net interest income reflects both the possibility and probability of the behavior of balance sheet items.

In addition to simulating net interest income to measure earnings at risk, the Company also measures IRR from the perspective of value at risk. Such analysis is the measurement and management of IRR from the longer term perspective of the economic value of the equity of the Company. This is performed through Net Portfolio Value (NPV) analysis which is intended to address the changes in equity value arising from movements in interest rates. The NPV analysis first reprices all of the assets and liabilities under the current interest rate environment, then compares this result to repricing under a changed interest rate environment, thus evaluating the impact of immediate and sustained interest rate shifts across the current interest rate yield curve on the market value of the current balance sheet. A significant limitation inherent in NPV analysis is that it is static. Consequently, there is no recognition of the potential for strategy adjustments in a volatile rate environment which would protect or conserve equity values.

Changes in the estimates and assumptions made for IRR analysis could have a significant impact on projected results and conclusions. These analyses involve a variety of significant estimates and assumptions, including, among others: (1) estimates concerning assets and liabilities without definite maturities or repricing characteristics; (2) how and when yields on interest-earning assets and costs of interest-bearing liabilities will change in response to movement of market interest rates; (3) prepayment speeds; (4) future cash flows; and (5) discount rates. Therefore, these techniques may not accurately reflect the impact of general market interest rate movements on the Company's net interest income or the value of its economic equity.

The Company's most recent available information, as of December 31, 2001, indicates if interest rates increase or decrease 200 basis points from current rates at a steady pace over the twelve months succeeding the analysis date, the Company would expect net interest income to increase 5.11% or decrease 7.40%, respectively. In addition, based on an immediate and sustained 200 basis point increase or decrease, the Company would expect its estimated Net Portfolio Value to increase $6.8 million or decrease $9.4 million, respectively. The change in Net Portfolio Value is caused by the mix in the Company's portfolios of interest earning assets and interest paying liabilities. Variable and adjustable rate loans make up 71%, or $355 million, of the Company's assets. Interest bearing deposits total $385 million and borrowings total $3.9 million at the simulation date. The Company's interest earning assets tend to reprice faster than its interest bearing liabilities. Therefore, during periods of falling interest rates, the Company's earning assets are expected to reprice faster than its paying liabilities. This repricing difference results in a reduction in the Net Portfolio Value in a falling rate environment. Conversely, in a rising rate environment the Company would expect its earning assets to reprice faster than its paying liabilities resulting in an increase in the Net Portfolio Value.

PART II OTHER INFORMATION

Item 1    Legal Proceedings
          -----------------

The Company and the Bank are periodically involved in various legal proceedings as a normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 2    Changes in Securities and Use of Proceeds
          -----------------------------------------

Not applicable

Item 3    Defaults Upon Senior Securities
          -------------------------------

Not applicable

Item 4    Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

No matters were submitted for a vote of shareholders during the period covered by this report.

Item 5    Other Information
          -----------------

Not applicable.


Item 6    Exhibits and Reports on Form 8-K
          --------------------------------

  (a)  Exhibits

          Number           Description
          ------           -----------

          None.

  (b)  Reports on Form 8-K


On January 17, 2002 the Company filed a Form 8-K reporting its results for the year end and fourth quarter of 2001.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      ADMIRALTY BANCORP, INC.


Date:   May 14, 2002                  By:  /s/ Ward Kellogg
                                          ----------------------------------
                                           WARD KELLOGG, President


Date:   May 14, 2002                  By:  /s/ Kevin M. Sacket
                                          ----------------------------------
                                           KEVIN M. SACKET, Treasurer
                                           (Principal Financial Officer)