Form 10-Q
period 2002-06-30
ADMIRALTY BANCORP INC
filed 2002-07-25
CIK 1066808

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                               -------------------


                                    FORM 10-Q


(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 2002

                                       or

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ________________ to _________________

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

As of July 20, 2002 there were 5,288,437 shares of Common Stock outstanding.
================================================================================

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION...............................................3
------    ---------------------

    ITEM 1. FINANCIAL STATEMENTS..............................................3

       CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
         At June 30, 2002 and at December 31, 2001............................3

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
         Three months ended June 30, 2002 and 2001............................4

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
         Six months ended June 30, 2002 and 2001..............................5

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
         Six months ended June 30, 2002 and 2001..............................6

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited).......7

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS............................................14

    ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........30


PART II   OTHER INFORMATION..................................................32
-------   -----------------

    Item 1.  Legal Proceedings...............................................32

    Item 2.  Changes in Securities and Use of Proceeds.......................32

    Item 3.  Defaults Upon Senior Securities.................................32

    Item 4.  Submission of Matters to a Vote of Security Holders.............32

    Item 5.  Other Information...............................................32

    Item 6.  Exhibits and Reports on Form 8-K................................33

       SIGNATURE PAGE........................................................34

PART I    FINANCIAL INFORMATION
-------------------------------

ITEM 1.   FINANCIAL STATEMENTS


                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                   (unaudited)

                                                         June 30,     December 31,
                                                           2002           2001
                                                       ------------   ------------
ASSETS
Cash and cash equivalents
     Cash and due from banks                           $     17,759   $     15,930
     Interest bearing due from banks                             48            345
     Federal funds sold                                      68,622         21,217
                                                       ------------   ------------
          Total cash and cash equivalents                    86,429         37,492

Investment securities available for sale,
     at fair market value                                    15,960         17,969
Investment securities held to maturity, at cost
     (fair market value of $37.4 million at June 30,
     2002 and $36.1 million at December 31, 2001)            36,432         35,589
Loans, net                                                  422,623        390,457
Accrued interest receivable                                   1,916          1,928
Federal Reserve Bank and FHLB stock                           2,065          2,007
Premises and equipment, net                                   5,744          5,422
Deferred tax asset, net                                       1,656          1,714
Goodwill, net                                                 3,234          3,234
Other assets                                                  1,719          1,770
                                                       ------------   ------------
            Total assets                               $    577,778   $    497,582
                                                       ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                               $    526,899   $    449,144
Securities sold under agreement to repurchase                 2,900          2,900
Other borrowings                                                351          1,000
Accrued interest payable                                        506            496
Other liabilities                                               696            756
                                                       ------------   ------------
     Total liabilities                                      531,352        454,296
                                                       ------------   ------------

SHAREHOLDERS' EQUITY

Preferred stock, no par value, 2,000,000 shares
     authorized, no shares issued or outstanding                  -              -
Common stock, no par value, 8,500,000 shares
     authorized, 5,288,437 issued and outstanding            44,661         44,596
Retained earnings (accumulated deficit)                       1,505         (1,407)
Accumulated other comprehensive income, net                     260             97
                                                       ------------   ------------
     Total shareholders' equity                              46,426         43,286
                                                       ------------   ------------
     Total liabilities and shareholders' equity        $    577,778   $    497,582
                                                       ============   ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per-share data)
                                   (unaudited)

                                                       Three Months   Three Months
                                                           Ended          Ended
                                                       June 30, 2002  June 30, 2001
                                                       ------------   ------------
Interest and dividend income
     Loans                                             $      7,356   $      6,347
     Mortgage-backed securities                                 610            786
     Other debt securities                                      124            154
     Federal funds sold                                         275            184
     Dividends from FRB and FHLB stock                           30             25
     Other                                                       12              2
                                                       ------------   ------------
          Total interest and dividend income                  8,407          7,398
                                                       ------------   ------------

Interest expense
     Deposits                                                 3,196          3,710
     Securities sold under repurchase agreement                  47             94
     Other borrowings                                             2             24
                                                       ------------   ------------
          Total interest expense                              3,245          3,828
                                                       ------------   ------------

          Net interest and dividend income                    5,162          3,570
Provision for loan losses                                       151            656
                                                       ------------   ------------
          Net interest and dividend income after
          provision for loan losses                           5,011          2,914
                                                       ------------   ------------
Non-interest income
     Service charges and fees                                   289            290
     Insurance commissions                                       11             24
     Gain on sale of loans                                       19              -
     Other income                                                 1              -
                                                       ------------   ------------
          Total non-interest income                             320            314
                                                       ------------   ------------

Non-interest expense
     Salaries and employee benefits                           1,540          1,522
     Occupancy                                                  470            430
     Furniture and equipment                                    211            169
     Amortization of goodwill                                     -             39
     Other expense                                              766            760
                                                       ------------   ------------
          Total non-interest expense                          2,987          2,920
                                                       ------------   ------------
          Income before income tax expense                    2,344            308
Income tax expense                                              847            137
                                                       ------------   ------------
     Net income                                        $      1,497   $        171
                                                       ============   ============
Per share data
  Net income per share - basic                         $       0.28   $       0.04
                                                       ============   ============
  Net income per share- diluted                        $       0.27   $       0.04
                                                       ============   ============
  Weighted average shares outstanding - basic             5,287,390      4,534,916
                                                       ============   ============
  Weighted average shares outstanding - diluted           5,587,831      4,681,065
                                                       ============   ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per-share data)
                                   (unaudited)

                                                        Six Months     Six Months
                                                           Ended          Ended
                                                       June 30, 2002  June 30, 2001
                                                       ------------   ------------
Interest and dividend income
     Loans                                             $     14,316   $     12,015
     Mortgage-backed securities                               1,282          1,361
     Other debt securities                                      211            161
     Federal funds sold                                         395            532
     Dividends from FRB and FHLB stock                           59             47
     Other                                                       13             14
                                                       ------------   ------------
          Total interest and dividend income                 16,276         14,130
                                                       ------------   ------------

Interest expense
     Deposits                                                 6,029          7,079
     Securities sold under repurchase agreement                  93            186
     Other borrowings                                             7             85
                                                       ------------   ------------
          Total interest expense                              6,129          7,350
                                                       ------------   ------------
          Net interest and dividend income                   10,147          6,780
Provision for loan losses                                       253          1,103

          Net interest and dividend income after
          provision for loan losses                           9,894          5,677
                                                       ------------   ------------
Non-interest income
     Service charges and fees                                   574            572
     Insurance commissions                                       16             41
     Gain on sale of loans                                       19             10
     Other income                                                 2              3
                                                       ------------   ------------
          Total non-interest income                             611            626
                                                       ------------   ------------

Non-interest expense
     Salaries and employee benefits                           3,055          2,922
     Occupancy                                                  996            770
     Furniture and equipment                                    416            316
     Amortization of goodwill                                     -             77
     Other expense                                            1,422          1,398
                                                       ------------   ------------
          Total non-interest expense                          5,889          5,483
                                                       ------------   ------------
          Income before income tax expense                    4,616            820
Income tax expense                                            1,704            349
                                                       ------------   ------------
     Net income                                        $      2,912   $        471
                                                       ============   ============

Per share data
  Net income per share - basic                         $       0.55   $       0.11
                                                       ============   ============
  Net income per share- diluted                        $       0.52   $       0.11
                                                       ============   ============
  Weighted average shares outstanding - basic             5,284,951      4,327,053
                                                       ============   ============
  Weighted average shares outstanding - diluted           5,599,956      4,447,252
                                                       ============   ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                        Six months     Six months
                                                          ended          ended
                                                       June 30, 2002  June 30, 2001
                                                       ------------   ------------
Operating activities
   Net income                                          $      2,912   $        471
   Adjustments to reconcile net income to net cash
       provided by operating activities
     Provision for loan losses                                  253          1,103
     Depreciation and amortization                              299            427
     Amortization, net of accretion, of investment
       securities                                                82             27
     Gain on sale of loans                                      (19)           (10)
     Change in accrued interest receivable                       12           (199)
     Change in other assets                                     258           (458)
     Change in accrued interest payable                          10             88
     Change in other liabilities                                (60)          (162)
                                                       ------------   ------------
          Net cash provided by operating activities           3,747          1,287
                                                       ------------   ------------

Investing activities
     Proceeds from maturities of investment
       securities available for sale                          3,252          8,361
     Proceeds from maturities of investment
       securities held to maturity                            6,200          4,912
     Purchases of investment securities available
       for sale                                              (1,000)       (12,943)
     Purchases of investment securities held to
       maturity                                              (7,106)       (14,564)
     Purchase of Federal Reserve Bank & FHLB stock              (58)          (367)
     Net loan originations and principal collections
       on loans                                             (33,029)      (105,333)
     Proceeds from loan sales                                   381            286
     Purchase of premises and equipment, net                   (621)        (2,824)
                                                       ------------   ------------
          Net cash used in investing activities             (31,981)      (122,472)
                                                       ------------   ------------

Financing activities
     Net increase in deposits                                77,755        111,732
     Decrease in FHLB advances                               (1,000)        (3,000)
     Increase in other borrowings                               351              -
     Proceeds from issuance of common stock for
       stock options exercised                                   65              -
     Proceeds from issuance of common stock -
       net of costs of $21                                        -         13,097
                                                       ------------   ------------
          Net cash provided by financing activities          77,171        121,829
                                                       ------------   ------------

Net increase in cash and cash equivalents                    48,937            644

Cash and cash equivalents, beginning of period               37,492         33,445
                                                       ------------   ------------
Cash and cash equivalents, end of period               $     86,429   $     34,089
                                                       ============   ============

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

The Company has formed Admiralty Insurance Services, LLC ("AIS") as a joint venture with USI Florida ("USI") to offer a wide range of insurance products, primarily to customers of the Bank. USI and the Company are each 50 percent owners of AIS. USI and AIS share equally in commissions on policies sold, and the Company is entitled to 50 percent of the net income of AIS. Under the agreement, USI absorbs all costs incurred by AIS for operating expenses. AIS did minimal business during the six months ended June 30, 2002 and 2001, and $16 thousand and $41 thousand in income was recognized during the respective periods by the Company.

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

The Company was required to adopt the provisions of Statement 141 immediately and the Company adopted Statement 142 effective January 1, 2002. As of the date of adoption, the Company had unamortized goodwill in the amount of approximately $3.2 million that is subject to the transition provisions of Statements 141 and
142. Pursuant to Statement 142, the Company will no longer amortize goodwill. Amortization expense related to goodwill was $39 thousand and $77 thousand during the three and six months ended June 30, 2001, respectively. The adoption of Statement 142 did not result in a transitional impairment loss. Net income, basic net income per share and diluted net income per share for the three months ended June 30, 2001, adjusted to eliminate the amortization of goodwill, amount to $210 thousand, $0.05 and $0.05 respectively. Net income, basic net income per share and diluted net income per share for the six months ended June 30, 2001, adjusted to eliminate the amortization of goodwill, amount to $548 thousand, $0.12 and $0.12 respectively.

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

NOTE 3 - COMPREHENSIVE INCOME

The following table sets forth the components of the Company's comprehensive income:

                                                     Three months ended                Six months ended
                                                -----------------------------   -----------------------------
               (in thousands)                   June 30, 2002   June 30, 2001   June 30, 2002   June 30, 2001
                                                -------------   -------------   -------------   -------------

Net Income                                      $       1,497   $         171   $       2,912   $         471

Other comprehensive income, net of tax -
    Change in unrealized gain on securities
      held available for sale                             355              26             262             121
      Tax effect of unrealized gains                     (133)            (10)            (99)            (46)
                                                -------------   -------------   -------------   -------------
Comprehensive income                            $       1,719   $         187   $       3,075   $         546
                                                =============   =============   =============   =============

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

The following table illustrates the reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the six months ended June 30, 2002 and 2001:

                                                     Three months ended                Six months ended
                                                -----------------------------   -----------------------------
                                                June 30, 2002   June 30, 2001   June 30, 2002   June 30, 2001
                                                -------------   -------------   -------------   -------------
                                                        (dollars in thousands, except per share data)

Net income                                      $       1,497   $         171   $       2,912   $         471
                                                =============   =============   =============   =============

Weighted average shares - basic                     5,287,390       4,534,916       5,284,951       4,327,053
                                                =============   =============   =============   =============

Weighted average shares - diluted                   5,587,831       4,681,065       5,599,956       4,447,252
                                                =============   =============   =============   =============

Basic net income per share                      $        0.28   $        0.04   $        0.55   $        0.11
                                                =============   =============   =============   =============

Diluted net income per share                    $        0.27   $        0.04   $        0.52   $        0.11
                                                =============   =============   =============   =============

NOTE 5 - INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and fair value of investment securities and mortgage-backed securities classified available for sale at June 30, 2002 and December 31, 2001 are as follows:

                                                                    Gross           Gross
                                                  Amortized       Unrealized      Unrealized
                                                     Cost           Gains           Losses        Fair Value
                                                -------------   -------------   -------------   -------------
                                                                       (In thousands)
AVAILABLE FOR SALE:
-------------------
June 30, 2002
-------------
U.S. Government and Agency securities           $       2,000   $          38   $           0   $       2,038
Mortgage-backed securities                             13,530             378               0          13,908
Other securities                                           14               0               0              14
                                                -------------   -------------   -------------   -------------
Total                                           $      15,544   $         416   $           0   $      15,960
                                                =============   =============   =============   =============

December 31, 2001
-----------------
U.S. Government and Agency securities           $       1,000   $          29   $           0   $       1,029
Mortgage-backed securities                             16,800             144             (18)         16,926
Other securities                                           14               0               0              14
                                                -------------   -------------   -------------   -------------
Total                                           $      17,814   $         173   $         (18)  $      17,969
                                                =============   =============   =============   =============

The amortized cost and fair value of investment securities and mortgage-backed securities classified held to maturity at June 30, 2002 and December 31, 2001 are as follows:

                                                                    Gross           Gross
                                                  Amortized       Unrealized      Unrealized
                                                     Cost           Gains           Losses        Fair Value
                                                -------------   -------------   -------------   -------------
                                                                       (In thousands)
Held to Maturity
----------------
June 30, 2002
-------------
U.S. Treasury securities                        $       5,066   $          25   $           0   $       5,091

U.S. Government and Agency securities                   8,045              66               0           8,111

Mortgage-backed securities                             23,321             841               0          24,162
                                                -------------   -------------   -------------   -------------
     Total                                      $      36,432   $         932   $           0   $      37,364
                                                =============   =============   =============   =============

December 31, 2001
-----------------

U.S. Treasury securities                        $       2,037   $           0   $          (6)  $       2,031

U.S. Government and Agency securities                   4,002              45              (8)          4,039

Mortgage-backed securities                             29,550             489             (26)         30,013
                                                -------------   -------------   -------------   -------------
     Total                                      $      35,589   $         534   $         (40)  $      36,083
                                                =============   =============   =============   =============

The carrying value of securities pledged to secure deposits and for other purposes required or permitted by law amounted to approximately $13.2 million and $21.4 million at June 30, 2002 and December 31, 2001, respectively.

NOTE 6 - LOANS

The following schedule presents the components of loans, net of unearned income, by type, as of June 30, 2002 and December 31, 2001:

                                                       June 30, 2002              December 31, 2001
                                                 -------------------------    -------------------------
                                                                  (Dollars in thousands)
                                                   Amount          Percent      Amount          Percent
                                                   ------          -------      ------          -------
Commercial and Industrial                        $  54,530            13%     $  49,846            13%

Real Estate Non-Residential Properties             320,088            75%       297,850            75%

Residential Properties                              29,594             7%        24,802             6%

Construction                                        18,132             4%        17,771             4%

Consumer *                                           6,036             1%         6,380             2%

Gross Loans                                        428,380           100%       396,649           100%

less:  net deferred fees                             1,174                        1,348

Total loans                                        427,206                      395,301

less:  allowance for loan losses                     4,583                        4,844

Net loans                                        $ 422,623                    $ 390,457
                                                 =========                    =========

* Includes $915 thousand and $819 thousand in overdrafts at June 30, 2002 and December 31, 2001, respectively.

Changes in the allowance for loan losses are as follows:

                                          Three months ended                     Six months ended
                                   --------------------------------     --------------------------------
                                   June 30, 2002      June 30, 2001     June 30, 2002      June 30, 2001
                                   -------------      -------------     -------------      -------------
                                                           (Dollars in thousands)
                                                           ----------------------
Balance at beginning of period     $       4,516      $       2,833     $       4,844      $       2,381
Provision for loan losses                    151                656               253              1,103
Charge-offs                                  (93)              --                (525)              --
Recoveries                                     9               --                  11                  5
                                   -------------      -------------     -------------      -------------
Ending Balance                     $       4,583      $       3,489     $       4,583      $       3,489
                                   =============      =============     =============      =============

Ratio of net charge-offs to
average loans outstanding                   0.02%              0.00%             0.13%             0.00%

Balance of allowance as a % of
total loans at period end                   1.07%              1.07%             1.07%             1.07%

Loans with unpaid principal balances of $513 and $967 thousand were 90 days or more contractually delinquent or on nonaccrual status at June 30, 2002 and December 31, 2001.

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

                              RESULTS OF OPERATIONS

               Three Months Ended June 30, 2002 and June 30, 2001

The Company generated net income of $1.5 million, or $0.28 per share basic and $0.27 per share diluted, in the second quarter of 2002 compared to net income of $171 thousand, or $0.04 per share basic and diluted, in the second quarter of 2001.

At June 30, 2002, the Company's total assets reached $577.8 million, an increase of 16.1% over total assets at December 31, 2001. The Company's net loans totaled $422.6 million, an increase of 8.2% over net loans at December 31, 2001, and the Company's deposits totaled $526.9 million, an increase of 17.3% over total deposits at December 31, 2001.

INTEREST AND DIVIDEND INCOME. The Company's interest and dividend income increased $1.0 million, or 13.6%, to $8.4 million for the quarter ended June 30, 2002 from $7.4 million for the same period of 2001. This increase in interest income primarily relates to an increase in the Company's average balance of earning assets, partially offset by a lower yield on those interest earning assets. Average balances increased by $121.6 million for loans, $1.8 million for investment securities (including Federal Reserve Bank stock and FHLB stock) and $48.6 million for federal funds sold. The average yield on the loan portfolio decreased to 7.0% in the second quarter of 2002, compared to 8.5% in the second quarter of 2001. The average yield on federal funds sold decreased to 1.7% in the second quarter of 2002 from 4.3% for the same period in 2001. The average yield on investment securities, including Federal Reserve Bank and FHLB stocks, decreased to 5.6% in the second quarter of 2002 from 6.6% in the second quarter of 2001. During the three months ended June 30, 2002 the yield on the Company's interest earning assets decreased to 6.2% from 8.0% for the three months ended June 30, 2001. All decreases are due primarily to lower market interest rates, as well as management's decision to enhance the Company's liquidity by increasing its investment in federal funds sold. Management believes the liquidity will be needed both to fund future loan demand and to provide liquidity as the Company's portfolio of certificates of deposit originated over the internet continues to run off. The Company does not intend to emphasize this method of origination of deposits in the future.

INTEREST EXPENSE. The Company's interest expense for the second quarter of 2002 decreased $583 thousand, or 15.2%, to $3.2 million from $3.8 million for the same period last year. The decrease in interest expense reflects a lower cost of funds on interest bearing liabilities partially offset by a 46.3% increase in average interest bearing liabilities at June 30, 2002, as compared to the same period in 2001. Total average deposits increased $174.9 million in the second quarter of 2002 as compared to the same period in 2001. The average balance of non-interest bearing demand deposits and money market deposits increased by $29.4 million, and $59.7 million, respectively, in the second quarter of 2002 as compared to the same period in 2001, with the average balance of non-interest bearing demand deposits reaching $79.6 million for the three months ended June 30, 2002 from $50.2 million for the three months ended June 30, 2001. In addition, the average balance of the Company's time deposits increased by $70.5 million, to $252.6 million for the three months ended June 30, 2002 from $182.1 million for the three months ended June 30, 2001. The Company's average cost of deposits for the three months ended June 30, 2002, decreased to 2.5% from 4.3% for the comparable period of 2001, primarily due to the lower rates of interest on deposit accounts. The average balance of securities sold under agreement to repurchase was $2.9 million, and the average balance of other borrowings was $320 thousand at average rates of 6.5% and 2.5% respectively, during the three months ended June 30, 2002. In the quarter ended June 30, 2001 the average balance of securities sold under agreement to repurchase was $5.9 million and the average of advances from the FHLB was $2.1 million, at average rates of 6.4% and 4.7%, respectively. The Company's average cost of funds for the three months ended June 30, 2002, decreased to 2.5% from 4.3% in the comparable period of 2001 due primarily to lower market interest rates.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income for the three months ended June 30, 2002, increased by $1.6 million, or 44.6%, over the same period last year. The Company's net interest margin decreased seven basis points to 3.81% for the quarter ended June 30, 2002 as compared to the comparable quarter of 2001. The decline is based primarily on management's decision to increase the Company's liquidity to provide for continued loan growth and to provide alternative liquidity as the Company's internet certificate portfolio continues to roll off.

The Company's net interest spread increased 28 basis points to 3.28% for the three months ended June 30, 2002, from 3.00% for the comparable period of 2001. The increased net interest spread reflects a greater decline in the Company's cost of interest paying liabilities than the decline in its yield on earning assets.

PROVISION FOR LOAN LOSSES. The determination of the allowance for loan losses, and the related provision, is considered by management to be a critical accounting policy and is based upon estimates made by management. The provision for loan losses decreased to $151 thousand for the three months ended June 30, 2002, from $656 thousand in the same period of 2001, reflecting the slower growth in the loan portfolio in the second quarter of 2002 as well as management's assessment of the quality of the loan portfolio and its view of the current state of the economy. The Company's provision for loan losses maintained the allowance at a level management believes appropriate in light of the Company's lending activities, the quality of the loan portfolio, collateral maintained, historical experience, volume and type of lending conducted by the Company, the status of past due and non-performing loans, the general economic conditions of the Company's lending area and other factors affecting collectibility of the Company's loan portfolio. The Company recovered $9 thousand of previously charged off loans and charged off the unsecured portion of one loan which had previously been identified as a problem loan, totaling $89 thousand against the allowance during the quarter. Total classified loans were reduced to $532 thousand at June 30, 2002 from $673 thousand at March 31, 2002, primarily as a result of the aforementioned transactions. The Company's ratio of non-performing assets to total assets declined to 0.13% at June 30, 2002 from 0.19% at December 31, 2001. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, the financial status of borrowers and regulatory requirements.

NON-INTEREST INCOME. For the second quarter of 2002, total non-interest income increased $6 thousand, or 1.9%, to $320 thousand from $314 thousand in the same period of last year. The increase includes $19 thousand in gains on loan sales while the Company sold no loans in the second quarter of last year, partially offset by a $13 thousand decrease in commissions earned by Admiralty Insurance Services, LLC, the Company's insurance affiliate.

NON-INTEREST EXPENSE. For the three-month period ended June 30, 2002, the Company experienced an increase of $67 thousand in its non-interest expense over the comparable period of 2001. For the period ended June 30, 2002, the Company's total non-interest expense was $3.0 million, compared to total non-interest expense of $2.9 million for the same period in 2001. The increase in non-interest expense in the three month period of 2002 reflects a $18 thousand increase in salaries and employee benefit expense as the Company hired additional staff to administer growth in its loan and deposit portfolios and to staff its new full service branches in Altamonte Springs (which opened in September 2001) and Fort Lauderdale (which opened in August 2001). Full time equivalent employees increased to 122 at June 30, 2002, from 118 at June 30, 2001. The increase in salaries and benefits is partially offset by a decrease of $115 thousand in expense for the senior management incentive program as the Company has suspended the program for 2002. Occupancy expense increased by $40 thousand, or 9.3%, in the three months ended June 30, 2002 as compared to the same period in 2001. Occupancy expenses at the Fort Lauderdale office were $26 thousand in the second quarter of 2002 while the Company did not have this location in the second quarter of 2001. Furniture and equipment expenses increased to $211 thousand in the second quarter of 2002 from $169 thousand in the second quarter of 2001. Furniture and equipment expenses at the Altamonte Springs office, South Orlando office, downtown Orlando office Cocoa Beach office and Fort Lauderdale office were $3 thousand, $5 thousand, $11 thousand, $6 thousand and $13 thousand more respectively in 2002 than in the second quarter of 2001. Due to the Company's adoption of SFAS 142 "Goodwill and Other Intangible Assets", the Company had no goodwill amortization in 2002 and $39 thousand for the second quarter of 2001. The Company experienced a net increase of $6 thousand in other non-interest expenses in the second quarter of 2002 compared to the same period in 2001. This increase includes increases of $28 thousand in data processing and $67 thousand in other losses. The increase is partially offset by decreases of $20 thousand in business development, $28 thousand in stationery and supplies and $17 thousand in donations. Other expenses were also reduced by $58 thousand in director and committee fees and expenses as the Company suspended these payments for 2002.

INCOME TAXES. Income tax expense increased to $847 thousand for the quarter ended June 30, 2002, compared to $137 thousand for the same period last year due to higher taxable income in the current quarter. The effective tax rate for the second quarter of 2002 was 36.1% compared to 44.5% in the second quarter of 2001. The reduced effective tax rate is attributable to lower non-deductible expenses including the amortization of goodwill and a higher level of taxable income in relation to the non-deductible expenses.

                Six Months Ended June 30, 2002 and June 30, 2001

The Company generated net income of $2.9 million, or $0.55 per share basic and $0.52 per share diluted, in the six months ended June 30, 2002 compared to net income of $471 thousand, or $0.11 per share basic and diluted, in the same period of 2001.

INTEREST AND DIVIDEND INCOME. The Company's interest and dividend income increased $2.2 million, or 15.2%, to $16.3 million for the six months ended June 30, 2002 from $14.1 million for the same period of 2001. This increase in interest income primarily relates to an increase in the Company's average balance of earning assets, partially offset by a lower yield on those interest earning assets. Average balances increased by $137.4 million for loans, $7.5 million for investment securities (including Federal Reserve Bank stock and FHLB stock) and $26.2 million for federal funds sold. The average yield on the loan portfolio decreased to 7.1% in the six months ended June 30, 2002, compared to 8.9% in the six months ended June 30, 2001. The average yield on federal funds sold decreased to 1.7% in the six months ended June 30, 2002 from 5.1% for the same period in 2001. The average yield on investment securities, including Federal Reserve Bank and FHLB stocks, decreased to 5.7% in the six months ended June 30, 2002 from 6.7% in the same period of 2001. During the six months ended June 30, 2002 the yield on the Company's interest earning assets decreased to 6.4% from 8.4% during the six months ended June 30, 2001. All decreases are due primarily to lower market interest rates.

INTEREST EXPENSE. The Company's interest expense for the six months ended June 30, 2002 decreased $1.2 million, or 16.6%, to $6.1 million from $7.3 million for the same period last year. The decrease in interest expense reflects a lower cost of funds on interest bearing liabilities partially offset by a 49.3% increase in average interest bearing liabilities at June 30, 2002, as compared to the same period in 2001. Total average deposits increased $172.9 million in the six months ended June 30, 2002 as compared to the same period in 2001. The average balance of non-interest bearing demand deposits and money market deposits increased by $29.6 million, and $58.1 million, respectively, in the six months ended June 30, 2002 as compared to the same period in 2001, with the average balance of non-interest bearing demand deposits reaching $75.5 million for the six months ended June 30, 2002 from $45.9 million for the six months ended June 30, 2001. In addition, the average balance of the Company's time deposits increased by $71.1 million, to $237.1 million for the six months ended June 30, 2002 from $166.0 million for the six months ended June 30, 2001. The Company's average cost of deposits for the six months ended June 30, 2002, decreased to 2.5% from 4.5% for the comparable period of 2001, primarily due to the lower rates of interest on deposit accounts. The average balance of securities sold under agreement to repurchase was $2.9 million, and the average balance of other borrowings was $658 thousand at average rates of 6.5% and 2.1% respectively, during the six months ended June 30, 2002. In the six months ended June 30, 2001 the average balance of securities sold under agreement to repurchase was $5.9 million and the average of other borrowings was $3.0 million, at average rates of 6.4% and 5.7%, respectively. The funds received in the securities repurchase contract were for a three year term and therefore reflect the market rate of interest for a three year borrowing when the arrangement originated in October 1999. The Company's average cost of funds for the six months ended June 30, 2002, decreased to 2.5% from 4.6% in the comparable period of 2001 due primarily to lower market interest rates.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income for the six months ended June 30, 2002, increased by $3.4 million, or 49.7%, over the same period last year.

The Company's net interest margin decreased three basis points to 3.99% for the six months ended June 30, 2002 as compared to the same period in the prior year and the Company's net interest spread increased 38 basis points to 3.45% for the six months ended June 30, 2002, from 3.07% for the comparable period of 2001. The increase in net interest spread reflects a greater decline in the Company's cost of interest paying liabilities than the decline in its yield on earning assets. The decline in the cost of liabilities reflects current lower market interest rates and a shift in the deposit mix toward lower cost deposits.

PROVISION FOR LOAN LOSSES. The determination of the allowance for loan losses, and the related provision, is considered by management to be a critical accounting policy and is based upon estimates made by management. The provision for loan losses decreased to $253 thousand for the six months ended June 30, 2002, from $1.1 million in the same period of 2001, reflecting the slower growth in the loan portfolio in the six months ended June 30, 2002, asset quality within the loan portfolio as well as management's view of the current state of the economy. The Company's provision for loan losses maintained the allowance at a level management believes appropriate in light of the Company's lending activities, the quality of the loan portfolio, collateral maintained, historical experience, volume and type of lending conducted by the Company, the status of past due and non-performing loans, the general economic conditions of the Company's lending area and other factors affecting collectibility of the Company's loan portfolio. The Company recovered $11 thousand of previously charged off loans and charged off $525 thousand against the allowance during the period. Two loans with an aggregate balance of $248 thousand were transferred to other real estate during the six month period. Total classified loans were reduced to $532 thousand at June 30, 2002 from $1.6 million at December 31, 2001, primarily as a result of the aforementioned transactions. The Company's ratio of non-performing assets to total assets declined to 0.13% at June 30, 2002 from 0.19% at December 31, 2001. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, the financial status of borrowers and regulatory requirements.

NON-INTEREST INCOME. For the six months ended June 30, 2002, total non-interest income decreased $15 thousand, or 2.4%, to $611 thousand from $626 thousand in the same period of last year. The decrease includes $2 thousand more in service charges and fees, $25 thousand less in commissions earned by Admiralty Insurance Services, LLC, the Company's insurance affiliate and $9 thousand more in gains on sales of loans.

NON-INTEREST EXPENSE. For the six month period ended June 30, 2002, the Company experienced increases of $406 thousand in its non-interest expense over the comparable period of 2001. For the period ended June 30, 2002, the Company's total non-interest expense was $5.9 million, compared to total non-interest expense of $5.5 million for the same period in 2001. The increase in non-interest expense in the six month period of 2002 reflects a $133 thousand increase in salaries and employee benefit expense as the Company hired additional staff to administer growth in its loan and deposit portfolios and to staff its new full service branches in Cocoa Beach (which opened in April 2001), Altamonte Springs (which opened in September 2001) and Fort Lauderdale (which opened in August 2001). Full time equivalent employees increased to 122 at June 30, 2002, from 118 at June 30, 2001. The increase in salaries and benefits is partially offset by a decrease of $201 thousand in expense for the senior management incentive program as the Company has suspended the program for 2002. Occupancy expense increased by $226 thousand, or 29.4%, in the six months ended June 30, 2002 as compared to the same period in 2001. Occupancy expenses at the Altamonte Springs, South Orlando, downtown Orlando, Cocoa Beach and For Lauderdale offices increased $80 thousand, $42 thousand, $11 thousand, $18 thousand and $48 thousand, respectively, in the six months ended June 30, 2002 as compared to the same six month period in 2001. Furniture and equipment expenses increased to $416 thousand in the six months ended June 30, 2002 from $316 thousand in the same period of 2001. Furniture and equipment expenses at the Altamonte Springs, South Orlando, downtown Orlando, Cocoa Beach and Fort Lauderdale offices increased $11 thousand, $17 thousand, $18 thousand, $17 thousand and $25 thousand in the first six months of 2002 as compared to the same period in 2001. Due to the Company's adoption of SFAS 142 "Goodwill and Other Intangible Assets", the Company had no goodwill amortization in 2002 and $77 thousand for the first six months of 2001. The Company experienced a net increase of $24 thousand in other non-interest expenses in the six months ended June 30, 2002 compared to the same period in 2001. This increase includes increases of $67 thousand in data processing, $19 thousand in waived check printing fees and $63 thousand in other losses. The increase is partially offset by decreases of $32 thousand in business development, $24 thousand in stationery and supplies and $21 thousand in donations. Other expenses were also reduced by $110 thousand in director and committee fees and expenses as the Company suspended these payments for 2002.

INCOME TAXES. Income tax expense increased to $1.7 million for the six months ended June 30, 2002, compared to $349 thousand for the same period last year due to higher taxable income in the current period. The effective tax rate for the six months ended June 30, 2002 was 36.9% compared to 42.6 % in the same period in 2001. The reduced effective tax rate is attributable to relief of $41 thousand of the valuation allowance for the deferred tax asset, lower non-deductible expenses including the amortization of goodwill and a higher level of taxable income in relation to the non-deductible expenses.

                               FINANCIAL CONDITION

                   June 30, 2002 compared to December 31, 2001

Total assets increased to $577.8 million, an increase of $80.2 million, or 16.1%, from total assets of $497.6 million at December 31, 2001. Changes in total assets includes increases of $1.8 million in cash and non-interest bearing due from banks, $47.4 million in federal funds sold, $32.2 million in net loans, and $843 thousand in investment securities held to maturity. The change in total assets also includes decreases of $2.0 million in investment securities classified as available for sale, $297 thousand in interest bearing due from banks and $51 thousand in other assets.

The $32.2 million increase in net loans is comprised primarily of $4.7 million in commercial loans, $22.2 million in non-residential real estate loans and $4.8 million in residential real estate loans. The net increase is the result of the management team's continuing efforts to attract new business and expand relationships with existing customers. There has been no significant change in the loan portfolio mix at June 30, 2002 as compared to December 31, 2001.

At June 30, 2002, federal funds sold increased by $47.4 million from December 31, 2001. The increase is attributable primarily to management's decision to increase liquidity through local deposits to fund its anticipated run off of the portfolio of internet certificates as well as to fund anticipated loan growth.

Total deposits increased 17.3%, to $526.9 million at June 30, 2002 from $449.1 million at December 31, 2001. Deposits and the deposit mix are summarized as follows:

                                              June 30, 2002                    December 31, 2001
    (dollars in thousands)              -------------------------         -------------------------
Non-interest bearing demand             $ 82,071               16%        $ 63,988               14%
Savings, NOW and money market            209,147               40%         161,480               36%
Time deposits, under $100,000            122,307               23%         111,402               25%
Time deposits, $100,000 and over         113,374               21%         112,274               25%
                                        --------                          --------
                                        $526,899              100%        $449,144              100%
                                        ========                          ========

Money market accounts increased $13.9 million in the first six months of 2002. This increase reflects the market's acceptance of two, tiered rate money market account products, which pay increased rates as the balance in the account increases.

Time deposits increased $12.0 million in the first six months of 2002. The Company subscribes to a deposit listing service on the internet which allows it to post time deposit rates on a web site which is available to other subscribers who use the site as an information source for investing in time deposits. The deposits raised through this program are primarily deposits of credit unions, savings banks and commercial banks at terms from ninety days to three years. A substantial portion of the internet certificates are being allowed to run off at maturity as the Company raises money locally. At June 30,

2002 the Company had $51.7 million in deposits raised through this program compared to $106.1 million at December 31, 2001. The weighted average rate of the internet portfolio at June 30, 2002 was 3.56%, the weighted average contractual life was 10.8 months and the weighted average remaining life was 2.9 months.

The following table sets forth the average amounts of various types of deposits for each of the periods indicated:

                                          Six Months Ended                      Year Ended
                                           June 30, 2002                     December 31, 2001
                                   ------------------------------     ------------------------------
   (dollars in thousands)                                 Average                            Average
                                     Amount                Yield        Amount                Yield
                                     ------                -----        ------                -----
Non-Interest Bearing Demand        $ 75,524                 0.0%      $ 51,083                 0.0%
Interest-Bearing Demand              30,306                 0.5%        21,084                 0.6%
Money Market Deposits               143,751                 2.3%       101,740                 3.5%
Savings Deposits                      3,156                 1.2%         2,327                 1.7%
Time Deposits                       237,051                 3.6%       194,266                 5.4%
                                   --------                           --------
Total                              $489,788                           $370,500
                                   ========                           ========

The decreased average yield on time deposits is primarily attributable to the rollover of older higher rate certificates of deposit within the portfolio to the lower rates currently being offered.

Securities sold under agreement to repurchase totaled $2.9 million at June 30, 2002 and December 31, 2001. This repurchase transaction involved a $10.1 million FHLMC mortgage backed security, which was simultaneously purchased and sold under agreement to repurchase, and which is classified as held to maturity. The Company is required to maintain a specified margin between the market value of the security and the amount advanced under the repurchase agreement.

During June 2002, the Company established a $3 million, revolving borrowing line with one of the Bank's correspondent banks. The line, which is secured by 100 percent of the stock in the Bank, is to be used by the Company solely for the purpose of maintaining the Bank in a well capitalized status. The line is a one year line accruing interest at prime minus one percent, with a 4.75% floor, and it requires interest payments quarterly. The $351 thousand in other borrowings at June 30, 2002 represent funds drawn under the Company's revolving line. At December 31, 2001 the $1.0 million other borrowing represents a FHLB advance. The funds obtained when this advance was originated in February 2000 were used toward the purchase of a $10.0 million GNMA II mortgage-backed security, of which one half is classified as available for sale and one half is classified as held to maturity. The security was pledged to secure the borrowing line and the Company was required to maintain a specified margin between the market value of the security and the amount advanced under the line. The FHLB advance was paid off in April 2002 and the security is no longer pledged to the FHLB.

Accrued interest payable increased $10 thousand, or 2.0%, due primarily to an increased volume of interest paying liabilities offsetting lower rates being paid on those liabilities. Other liabilities decreased $60 thousand, or 7.9%, due primarily to a $28 thousand decrease in loan commitment fees on loans not yet closed and other loan related fees, and a $35 thousand decrease in accrued income taxes.

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

Non-accrual loans decreased to $513 thousand at June 30, 2002 from $524 thousand at December 31, 2001. The balance represents the unguaranteed portion of four Small Business Administration loans and three conventional loans. Management believes these loans are all adequately reserved and it does not expect any material losses as a result of these credits.

The Company had $248 thousand in other real estate owned at June 30, 2002. The balance consists of two properties, a single family home and a former restaurant. Management does not expect any material losses from the disposition of these two properties. The Company had no other real estate owned at December 31, 2001.

The following table sets forth information concerning risk elements in the Company's portfolio:

                                                   June 30,      December 31,
                                                     2002            2001
                                                -------------   -------------
                                                    (dollars in thousands)

      Non-accrual loans                         $         513   $         524

      Other real estate owned                             248               0
                                                -------------   -------------
      Total non-performing assets (1)           $         761   $         524
                                                =============   =============

      Non-accrual loans to total loans                  0.12%           0.13%

      Non-performing assets to total assets             0.13%           0.19%

      Allowance for loan losses as a
      percentage of non-performing assets             602.23%         500.93%

(1) Excludes loans past due 90 days or more and still accruing interest of $443 thousand at December 31, 2001. No loans were past due 90 days or more and still accruing interest at June 30, 2002.

ALLOWANCE FOR LOAN LOSSES

The Company attempts to maintain an allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance. Our officers, outside, independent loan review auditors and our Directors' Loan Committee analyze risks within the loan portfolio on an ongoing basis. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess the risk and appropriate allowances. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors management feels deserve recognition in establishing an appropriate allowance. There were no significant changes in loan concentrations, quality and terms during the six months ended June 30, 2002, that resulted in a change in the allowance for loan losses. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. There were no significant changes in the estimation methods or fundamental assumptions used in the calculation of the allowance for loan losses at June 30, 2002 compared to December 31, 2001. Additions to the allowance are made by provisions charged to expense and the allowance is reduced by net charge-offs (i.e., loans judged to be uncollectible and charged against the allowance, less any recoveries on such loans). Although management attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions. In addition, various regulatory agencies periodically review the Company's loan portfolio and allowance for loan losses. These agencies may require the Company to take additional provisions based on their judgments about information available to them at the time of their examination.

At June 30, 2002, the allowance for loan losses was $4.6 million, a decrease of $261 thousand from December 31, 2001. During the six months ended June 30, 2002 the Company had charge-offs of $525 thousand, recoveries of $11 thousand and provided a loan loss provision of $253 thousand. The charge-offs primarily relate to two loans previously identified as problem loans and a partial charge-off of the unsecured portion of another loan.

INVESTMENT SECURITIES
At June 30, 2002, the Company's investment securities portfolio, both held to maturity and available for sale, totaled $52.4 million, a decrease of $1.2 million, from total investment securities of $53.6 million at December 31, 2001. The Company invested primarily in U.S. Treasury and U.S. Agency securities during the six months ended June 30, 2002. At June 30, 2002, $16.0 million of the Company's investment securities were classified as available for sale and $36.4 million were classified as held to maturity. At December 31, 2001, $18.0 million and $35.6 million of securities were classified as available for sale and held to maturity, respectively.

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

Net cash provided by the Company's operating activities was $3.7 million in the first six months of 2002 compared to $1.3 million for the six months ended June 30, 2001.

Net cash used in investing activities was $32.0 million in the period ended June 30, 2002 compared to $122.5 million in the comparable period of 2001. Net cash provided by the Company's investment portfolio was $1.3 million in the first six months of 2002, while in the comparable period of 2001 it used $14.2 million for its securities portfolio. Additionally, the Company used $32.6 million and $105.0 million for net loans and loan sales in the first six months of 2002 and 2001, respectively. The change in the level of cash used for the investment and loan portfolios reflects management's moderation of the Company's growth rate.

Net cash provided by the Company's financing activities was $77.2 million in the first six months of 2002, and $121.8 million in the comparable period of 2001. The increase in 2002 was due to a $77.8 million increase in deposits, $351 thousand in borrowings from a correspondent bank and $65 thousand received from the exercise of stock options. The 2002 increases were partially offset by repayment of $1.0 million in FHLB advances. Deposits provided an increase of $111.7 million and proceeds from the issuance of common stock provided $13.1 million while repayment of FHLB borrowings used $3.0 million in the six months ended June 30, 2001.

As a state chartered commercial bank, the Bank is required to maintain a daily liquidity position equal to at least 15 percent of its total transaction accounts and 8 percent of its total non-transaction accounts, less those deposits of public funds for which security has been pledged. As of June 30, 2002, the Bank had a liquidity ratio of 25.1% which was adequate to meet the statutory requirement. The primary source of the Bank's liquidity is federal funds sold - overnight loans to major commercial banks. At June 30, 2002, federal funds sold totaled $68.6 million. Funds not required to meet loan and deposit demand were invested primarily in U.S Treasury and U.S. Government Agency securities. The Bank considers these investments to be secondary sources of liquidity. The Bank's investment securities classified as available for sale had a carrying value of $16.0 million at June 30, 2002.

An additional external source of liquidity is an unsecured $12 million federal funds overnight borrowing line of credit and a secured line of credit with a correspondent bank. The Company's unencumbered investment securities are the collateral for the secured line of credit and serve to determine the total amount available under the line. At June 30, 2002, no funds were drawn under either the secured or unsecured line. The Company did not draw on either the secured or unsecured lines of credit during the six months ended June 30, 2002. The Company also maintains a line of credit at the Federal Home Loan Bank of Atlanta secured by first lien residential mortgages.

CAPITAL RESOURCES

The shareholders of the Company approved a resolution to amend the Company's Certificate of Incorporation at the annual meeting held April 26, 2002. The amendment eliminates the Company's Class A common stock (1,000,000 shares) and re-designates the Class B common stock (7,500,000 shares) as Common Stock (8,500,000 shares).

Total stockholders' equity increased to $46.4 million at June 30, 2002 from $43.3 million at December 31, 2001. June 30, 2002 equity was affected by net income of $2.9 million, an increase of $65 thousand for stock options exercised, and an increase of $163 thousand in net unrealized gains on available for sale securities.

At June 30, 2002, the Company exceeded all regulatory capital requirements as follows:

                                                   CAPITAL ADEQUACY
                                                (dollars in thousands)
                                                                                                  To be well capitalized
                                                                       For capital                under prompt corrective
                                                 Actual              adequacy purposes               action provisions
                                         --------------------       -------------------             -------------------
                                         Amount         Ratio       Amount        Ratio             Amount        Ratio
                                         ------         -----       ------        -----             ------        -----
                                                                   (Dollars in thousands)
Total Capital
     (to risk weighted assets)          $47,297         10.05%    >= $37,638     >= 8.00%         >= $47,047    >= 10.00%

Tier I Capital
     (to risk weighted assets)          $42,714          9.08%    >= $18,819     >= 4.00%         >= $28,228     >= 6.00%

Tier I Capital
     (to average assets)                $42,714          7.52%    >= $22,711     >= 4.00%         >= $28,388     >= 5.00%

On March 11, 2000, the Company converted from a one bank holding company to a financial holding company under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "Modernization Act"). This status permits the Company to undertake financial activities which need not be closely related to banking, such as insurance brokerage activities. Under the Modernization Act, the Company's bank subsidiary must, among other requirements, remain "well capitalized" or the Company could be required to divest itself of its non-banking activities. During June 2002, the Company drew $351 thousand against its credit line of which $350 thousand was used toward a capital investment in the Bank and the remaining $1 thousand was used to pay the origination costs of the line.

At June 30, 2002, the Bank exceeded all regulatory capital requirements as follows:

                                                   CAPITAL ADEQUACY
                                                (dollars in thousands)
                                                                                                  To be well capitalized
                                                                       For capital                under prompt corrective
                                                 Actual              adequacy purposes               action provisions
                                         --------------------       -------------------             -------------------
                                         Amount         Ratio       Amount        Ratio             Amount        Ratio
                                         ------         -----       ------        -----             ------        -----
                                                                   (Dollars in thousands)
Total Capital
     (to risk weighted assets)       >= $47,515         10.10%    >= $37,636     >= 8.00%         >= $47,045    >= 10.00%

Tier I Capital
     (to risk weighted assets)       >= $42,932          9.13%    >= $18,818     >= 4.00%         >= $28,227     >= 6.00%

Tier I Capital
     (to average assets)             >= $42,932          7.56%    >= $22,711     >= 4.00%         >= $28,388     >= 5.00%

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

The Company's most recent available information, as of March 31, 2002, indicates if interest rates increase 200 basis points or decrease 100 basis points from current rates at a steady pace over the twelve months succeeding the analysis date, the Company would expect net interest income to increase 5.59% or decrease 3.91%, respectively. In addition, based on an immediate and sustained 200 basis point increase or decrease, the Company would expect its estimated Net Portfolio Value to increase $10.1 million or decrease $12.0 million, respectively. The change in Net Portfolio Value is caused by the mix in the Company's portfolios of interest earning assets and interest paying liabilities. Variable and adjustable rate loans make up 66%, or $359 million, of the Company's assets. Interest bearing deposits total $406 million and borrowings total $3.9 million at the simulation date. The Company's interest earning assets tend to reprice faster than its interest bearing liabilities. Therefore, during periods of falling interest rates, the Company's earning assets are expected to reprice faster than its paying liabilities. This repricing difference results in a reduction in the Net Portfolio Value in a falling rate environment. In a rising rate environment the Company would also expect its earning assets to reprice faster than its paying liabilities resulting in an increase in the Net Portfolio Value.

PART II OTHER INFORMATION
-------------------------

ITEM 1.  LEGAL PROCEEDINGS

The Company and the Bank are periodically involved in various legal proceedings as a normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

See Item 4(c) below.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)    The annual shareholders' meeting was held April 26, 2002.
  (b)    Not applicable
  (c) The following directors were elected to serve three year terms in an uncontested election:


                       Shares Voted      Shares Voted                  Broker
                            For        Against/Withheld  Abstentions  Non-Votes
 ------------------  ----------------  ----------------  -----------  ---------
 William Berger          4,818,641             0            7,593         0

 David B. Dickenson      4,825,755             0              479         0

 Thomas L. Gray          4,825,755             0              479         0

 Leslie E. Goodman       4,825,755             0              479         0

 Douglas Hooker          4,818,091             0            8,143         0

 George Zoffinger        4,825,755             0              479         0


     Shares were voted as follows on a proposal to amend the Company's Certificate of Incorporation to eliminate the Company's Class A Common Stock and thereby authorize the Company's Certificate of Incorporation to provide for a single class of common stock:


       Shares Voted      Shares Voted                       Broker
            For         Against/Withheld   Abstentions    Non-Votes
     ----------------   ----------------   -----------   -----------
         2,872,961            1,669           5,130       1,946,474


  (d)    Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

       Number           Description
       ------           -----------
       None.

  (b)  Reports on Form 8-K

On April 17, 2002 the Company filed a Form 8-K reporting its results for the first quarter of 2002.

SIGNATURE PAGE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           ADMIRALTY BANCORP, INC.



Date:   July 24, 2002                      By: /s/ Ward Kellogg
                                               ------------------------------
                                               WARD KELLOGG, President


Date:   July 24, 2002                      By: /s/ Kevin M. Sacket
                                               ------------------------------
                                               KEVIN M. SACKET, Treasurer
                                               (Principal Financial Officer)