Form 10-Q
period 2002-09-30
ADMIRALTY BANCORP INC
filed 2002-11-15
CIK 1066808

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                               -------------------


                                    FORM 10-Q


(MARK ONE)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2002

   or

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________________ to _________________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X       No
                                          -----       -----

As of November 12, 2002 there were 5,288,437 shares of Common Stock outstanding.
================================================================================

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION................................................ 3

         ITEM 1.  FINANCIAL STATEMENTS........................................ 3

                  CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
                  At September 30, 2002 and at December 31, 2001.............. 3

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                  Three months ended September 30, 2002 and 2001.............. 4

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                  Nine months ended September 30, 2002 and 2001............... 5

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                  Nine months ended September 30, 2002 and 2001............... 6

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (unaudited)................................................. 7


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.........................14


         ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....30


         ITEM 4.  CONTROLS AND PROCEDURES.....................................31




PART II OTHER INFORMATION.....................................................32

         Item 1.  Legal Proceedings...........................................32

         Item 2.  Changes in Securities and Use of Proceeds...................32

         Item 3.  Defaults Upon Senior Securities.............................32

         Item 4.  Submission of Matters to a Vote of Security Holders.........32

         Item 5.  Other Information...........................................32

         Item 6.  Exhibits and Reports on Form 8-K............................32



                  SIGNATURE PAGE..............................................33

PART I   FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                   (unaudited)

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      2002             2001
                                                   ----------       ----------
ASSETS

Cash and cash equivalents
    Cash and due from banks.....................   $   20,503       $   15,930
    Interest bearing due from banks.............           60              345
    Federal funds sold..........................       60,767           21,217
                                                   ----------       ----------
          Total cash and cash equivalents.......       81,330           37,492
Investment securities available for sale,
    at fair value...............................       14,397           17,969
Investment securities held to maturity,
    at cost (fair value of $37.7
    million at September 30, 2002 and
    $36.1 million at December 31, 2001).........       36,574           35,589
Loans, net......................................      447,534          390,457
Accrued interest receivable.....................        1,862            1,928
Federal Reserve Bank and FHLB stock.............        2,099            2,007
Premises and equipment, net.....................        5,259            5,422
Deferred tax asset, net.........................        1,647            1,714
Goodwill, net...................................        3,234            3,234
Other assets....................................        1,606            1,770
                                                   ----------       ----------
          Total assets                             $  595,542       $  497,582
                                                   ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits........................................   $  542,635       $  449,144
Securities sold under agreement to repurchase...        2,900            2,900
Other borrowings................................          750            1,000
Accrued interest payable........................          447              496
Other liabilities...............................          714              756
                                                   ----------       ----------
          Total liabilities.....................      547,446          454,296
                                                   ----------       ----------
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 2,000,000
    shares authorized, no shares issued or
    outstanding.................................           --               --
Common stock, no par value, 8,500,000 shares
    authorized, 5,288,437 issued and
    outstanding.................................       44,661           44,596
Retained earnings (accumulated deficit).........        3,093           (1,407)
Accumulated other comprehensive income, net.....          342               97
                                                   ----------       ----------
          Total shareholders' equity............       48,096           43,286
                                                   ----------       ----------
          Total liabilities and shareholders'
          equity................................   $  595,542       $  497,582
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

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per-share data)
                                   (unaudited)

                                                  THREE MONTHS     THREE MONTHS
                                                     ENDED            ENDED
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                      2002             2001
                                                   ----------       ----------
Interest and dividend income
    Loans.......................................   $    7,760       $    6,976
    Mortgage-backed securities..................          548              812
    Other debt securities.......................          143              146
    Federal funds sold..........................          206              256
    Dividends from FRB and FHLB stock...........           30               30
    Other.......................................           --                3
                                                   ----------       ----------
          Total interest and dividend income....        8,687            8,123
                                                   ----------       ----------
Interest expense
    Deposits....................................        2,929            3,856
    Securities sold under repurchase agreement..           47               94
    Other borrowings............................            5               10
                                                   ----------       ----------
          Total interest expense................        2,981            3,960
                                                   ----------       ----------

          Net interest and dividend income .....        5,706            4,163
          Provision for loan losses.............          372              526
                                                   ----------       ----------
          Net interest and dividend income after
          provision for loan losses.............        5,334            3,637
                                                   ----------       ----------
Non-interest income
    Service charges and fees....................          293              274
    Insurance commissions.......................           15              (10)
    Other income................................           19                1
                                                   ----------       ----------
          Total non-interest income.............          327              265
                                                   ----------       ----------
Non-interest expense
    Salaries and employee benefits..............        1,576            1,654
    Occupancy...................................          477              461
    Furniture and equipment.....................          214              187
    Amortization of goodwill....................           --               38
    Other expense...............................          910              788
                                                   ----------       ----------
          Total non-interest expense............        3,177            3,128
                                                   ----------       ----------

          Income before income tax expense......        2,484              774
Income tax expense..............................          896              311
                                                   ----------       ----------
    Net income..................................   $    1,588       $      463
                                                   ==========       ==========
Per share data
    Net income per share - basic................   $     0.30       $     0.09
                                                   ==========       ==========
    Net income per share - diluted..............   $     0.28       $     0.08
                                                   ==========       ==========
    Weighted average shares outstanding - basic.    5,288,437        5,280,599
                                                   ==========       ==========
    Weighted average shares outstanding - diluted   5,641,030        5,523,040
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

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per-share data)
                                   (unaudited)

                                                   NINE MONTHS      NINE MONTHS
                                                      ENDED            ENDED
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                      2002             2001
                                                   ----------       ----------
Interest and dividend income
    Loans.......................................   $   22,076       $   18,991
    Mortgage-backed securities..................        1,830            2,173
    Other debt securities.......................          354              207
    Federal funds sold..........................          601              788
    Dividends from FRB and FHLB stock...........           89               77
    Other.......................................           13               17
                                                   ----------       ----------
          Total interest and dividend income....       24,963           22,253
                                                   ----------       ----------
Interest expense
    Deposits....................................        8,958           10,935
    Securities sold under repurchase agreement..          140              280
    Other borrowings............................           12               95
                                                   ----------       ----------
          Total interest expense................        9,110           11,310
                                                   ----------       ----------

          Net interest and dividend income......       15,853           10,943
Provision for loan losses.......................          625            1,629
                                                   ----------       ----------
          Net interest and dividend income
          after provision for loan losses.......       15,228            9,314
                                                   ----------       ----------
Non-interest income
    Service charges and fees....................          867              846
    Insurance commissions.......................           31               31
    Gain on sale of loans.......................           19               10
    Other income................................           21                4
                                                   ----------       ----------
          Total non-interest income.............          938              891
                                                   ----------       ----------
Non-interest expense
    Salaries and employee benefits..............        4,631            4,576
    Occupancy...................................        1,473            1,231
    Furniture and equipment.....................          630              503
    Amortization of goodwill....................           --              116
    Other expense...............................        2,332            2,185
                                                   ----------       ----------
          Total non-interest expense............        9,066            8,611
                                                   ----------       ----------

          Income before income tax expense......        7,100            1,594
Income tax expense..............................        2,600              660
                                                   ----------       ----------
    Net income..................................   $    4,500       $      934
                                                   ==========       ==========
Per share data
    Net income per share - basic................   $     0.85       $     0.20
                                                   ==========       ==========
    Net income per share - diluted..............   $     0.80       $     0.19
                                                   ==========       ==========
    Weighted average shares outstanding - basic.    5,286,125        4,648,138
                                                   ==========       ==========
    Weighted average shares outstanding - diluted   5,616,409        4,808,555
                                                   ==========       ==========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                NINE MONTHS ENDED  NINE MONTHS ENDED
                                                                   SEPTEMBER 30,     SEPTEMBER 30,
                                                                       2002              2001
                                                                   ------------      ------------
Operating activities
    Net income ...............................................     $      4,500      $        934
    Adjustments to reconcile net income to net cash provided
      by operating activities
      Provision for loan losses ..............................              625             1,629
      Depreciation and amortization ..........................              779               695
      Amortization, net of accretion, of investment securities              122                44
      Gain on sale of loans ..................................              (19)              (10)
      Change in accrued interest receivable ..................               66              (438)
      Change in other assets .................................              202              (436)
      Change in accrued interest payable .....................              (49)              142
      Change in other liabilities ............................              (42)              229
                                                                   ------------      ------------
          Net cash provided by operating activities ..........            6,184             2,789
                                                                   ------------      ------------

Investing activities
    Proceeds from maturities of investment securities
      available for sale .....................................            4,942             9,529
    Proceeds from maturities of investment securities
      held to maturity .......................................           10,523             7,673
    Purchases of investment securities available for sale ....           (1,000)          (16,486)
    Purchases of investment securities held to maturity ......          (11,606)          (18,576)
    Purchase of Federal Reserve Bank & FHLB stock ............              (92)             (655)
    Net loan originations and principal collections on loans .          (58,312)         (141,017)
    Proceeds from loan sales .................................              381               286
    Proceeds from sales of other real estate owned ...........              116                --
    Purchase of premises and equipment, net ..................             (604)           (3,370)
                                                                   ------------      ------------
          Net cash used in investing activities ..............          (55,652)         (162,616)
                                                                   ------------      ------------
Financing activities
    Net increase in deposits .................................           93,491           172,903
    Repayment of FHLB advances ...............................           (1,000)           (3,000)
    Proceeds from other borrowings ...........................              750                --
    Proceeds from issuance of common stock for stock
      options exercised ......................................               65                --
    Proceeds from issuance of common stock -
      net of costs of $21 ....................................               --            13,097
                                                                   ------------      ------------
          Net cash provided by financing activities ..........           93,306           183,000
                                                                   ------------      ------------

Net increase in cash and cash equivalents ....................           43,838            23,173

Cash and cash equivalents, beginning of period ...............           37,492            33,445
                                                                   ------------      ------------
Cash and cash equivalents, end of period .....................     $     81,330      $     56,618
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

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements of Admiralty Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Admiralty Bank (the "Bank") reflect all adjustments (consisting solely of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the Company's consolidated financial condition and the consolidated results of operations and the consolidated cash flows for interim periods. The results for interim periods are not necessarily indicative of trends or results to be expected for the full year. These condensed consolidated interim financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

On August 29, 2002, the boards of directors of the Company, RBC Centura Banks, Inc. ("RBC Centura") and Royal Bank of Canada ("RBC") adopted an Agreement and Plan of Merger (the "Merger Agreement") that will result in the Company becoming a wholly owned subsidiary of RBC Centura. RBC Centura is the U.S. banking subsidiary of Royal Bank of Canada, which is Canada's largest financial institution as measured by market capitalization and assets, and is one of North America's leading diversified financial services companies. The full text of the Merger Agreement is attached to the Proxy Statement for the Special Shareholders' Meeting to be held on December 13, 2002, which proxy statement was filed with the Securities and Exchange Commission on November 4, 2002. The Agreement and Plan of Merger was amended on October 25, 2002 to provide for an early January 2003 closing date assuming all of the conditions of the merger are satisfied.

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

The Company formed Admiralty Insurance Services, LLC ("AIS") as a joint venture with USI Florida ("USI") to offer a wide range of insurance products, primarily to customers of the Bank. USI and the Company were each 50 percent owners of AIS. USI and AIS shared equally in commissions on policies sold, and the Company was entitled to 50 percent of the net income of AIS. Under the agreement, USI absorbed all costs incurred by AIS for operating expenses. AIS did minimal business during the nine months ended September 30, 2002 and 2001, and $31 thousand in income was recognized during each period by the Company. In accordance with a condition of the Merger Agreement, the Company terminated the AIS joint venture on September 2, 2002.

NOTE 2 - IMPACT OF NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (" FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", ("Statement 141") and SFAS No. 142, "Goodwill and Other Intangible Assets," ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Other intangible assets would continue to be amortized over their estimated useful lives. In the transition, any impairment losses will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

The Company was required to adopt the provisions of Statement 141 immediately and the Company adopted Statement 142 effective January 1, 2002. As of the date of adoption, the Company had unamortized goodwill in the amount of approximately $3.2 million that is subject to the transition provisions of Statements 141 and
142. Pursuant to Statement 142, the Company will no longer amortize goodwill. Amortization expense related to goodwill was $38 thousand and $116 thousand during the three and nine months ended September 30, 2001, respectively. The adoption of Statement 142 did not result in a transitional impairment loss. Net income, basic net income per share and diluted net income per share for the three months ended September 30, 2001, adjusted to eliminate the amortization of goodwill, amount to $501 thousand, $0.09 and $0.09 respectively. Net income, basic net income per share and diluted net income per share for the nine months ended September 30, 2001, adjusted to eliminate the amortization of goodwill, amount to $1.1 million, $0.23 and $0.22 respectively.

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

NOTE 3 - COMPREHENSIVE INCOME

The following table sets forth the components of the Company's comprehensive income:

                                                       THREE MONTHS ENDED                          NINE MONTHS ENDED
                                            ---------------------------------------     ---------------------------------------
                  (in thousands)            SEPTEMBER 30, 2002   SEPTEMBER 30, 2001     SEPTEMBER 30, 2002   SEPTEMBER 30, 2001
                                            ------------------   ------------------     ------------------   ------------------
Net Income ................................ $            1,588   $              463     $            4,500   $              934

Other comprehensive income, net of tax -
   Change in unrealized gain on securities
     held available for sale ..............                131                  268                    393                  388
   Tax effect of unrealized gains .........                (49)                (101)                  (148)                (145)
                                            ------------------   ------------------     ------------------   ------------------
Comprehensive income ...................... $            1,670   $              630     $            4,745   $            1,177
                                            ==================   ==================     ==================   ==================

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

The following table illustrates the reconciliation of the numerator and denominator of the basic and diluted net income per share computations for the nine months ended September 30, 2002 and 2001:

                                                       THREE MONTHS ENDED                            NINE MONTHS ENDED
                                             ---------------------------------------      ---------------------------------------
                                             SEPTEMBER 30, 2002   SEPTEMBER 30, 2001      SEPTEMBER 30, 2002   SEPTEMBER 30, 2001
                                             ------------------   ------------------      ------------------   ------------------
                                                                 (dollars in thousands, except per share data)
Net income .............................     $            1,588   $              463      $            4,500   $              934
                                             ==================   ==================      ==================   ==================
Weighted average shares - basic ........              5,288,437            5,280,599               5,286,125            4,648,138
                                             ==================   ==================      ==================   ==================
Weighted average shares - diluted ......              5,641,030            5,523,040               5,616,409            4,808,555
                                             ==================   ==================      ==================   ==================
Basic net income per share .............     $             0.30   $             0.09      $             0.85   $             0.20
                                             ==================   ==================      ==================   ==================
Diluted net income per share ...........     $             0.28   $             0.08      $             0.80   $             0.19
                                             ==================   ==================      ==================   ==================

There were no options to purchase common stock outstanding, for any period presented, that were excluded from the computation of diluted earnings per share, because all outstanding options would be dilutive.

NOTE 5 - INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and fair value of investment securities and mortgage-backed securities classified available for sale at September 30, 2002 and December 31, 2001 are as follows:


                                                           GROSS          GROSS
                                          AMORTIZED      UNREALIZED     UNREALIZED
                                             COST          GAINS          LOSSES        FAIR VALUE
                                          ----------     ----------     ----------      ----------
                                                                (In thousands)
AVAILABLE FOR SALE:
-------------------
September 30, 2002
------------------

U.S. Government and Agency securities..   $    2,000     $       53     $        0      $    2,053

Mortgage-backed securities ............       11,835            495              0          12,330

Other securities ......................           14              0              0              14
                                          ----------     ----------     ----------      ----------
Total .................................   $   13,849     $      548     $        0      $   14,397
                                          ==========     ==========     ==========      ==========



December 31, 2001
-----------------

U.S. Government and Agency securities..   $    1,000     $       29     $        0      $    1,029

Mortgage-backed securities ............       16,800            144            (18)         16,926

Other securities ......................           14              0              0              14
                                          ----------     ----------     ----------      ----------
Total .................................   $   17,814     $      173     $      (18)     $   17,969
                                          ==========     ==========     ==========      ==========

The amortized cost and fair value of investment securities and mortgage-backed securities classified held to maturity at September 30, 2002 and December 31, 2001 are as follows:

                                                           GROSS          GROSS
                                          AMORTIZED      UNREALIZED     UNREALIZED
                                             COST          GAINS          LOSSES        FAIR VALUE
                                          ----------     ----------     ----------      ----------
                                                               (In thousands)
HELD TO MATURITY
----------------
September 30, 2002
------------------

U.S. Treasury securities...............   $    5,048     $       34     $        0      $    5,082

U.S. Government and Agency securities..       11,038             79              0          11,117

Mortgage-backed securities.............       20,488            963              0          21,451
                                          ----------     ----------     ----------      ----------
Total .................................   $   36,574     $    1,076     $        0      $   37,650
                                          ==========     ==========     ==========      ==========


December 31, 2001
-----------------

U.S. Treasury securities ..............   $    2,037     $        0     $       (6)     $    2,031

U.S. Government and Agency securities..        4,002             45             (8)          4,039

Mortgage-backed securities ............       29,550            489            (26)         30,013
                                          ----------     ----------     ----------      ----------
Total .................................   $   35,589     $      534     $      (40)     $   36,083
                                          ==========     ==========     ==========      ==========

The carrying value of securities pledged to secure deposits and for other purposes required or permitted by law amounted to approximately $14.2 million and $21.4 million at September 30, 2002 and December 31, 2001, respectively.

The Company classifies all of its investment securities as available for sale or held to maturity; it has no securities held for trading.

NOTE 6 - LOANS

The following schedule presents the components of loans, net of unearned income, by type, as of September 30, 2002 and December 31, 2001:

                                           SEPTEMBER 30, 2002         DECEMBER 31, 2001
                                           ------------------        ------------------
                                                       (Dollars in thousands)
                                            AMOUNT    PERCENT         AMOUNT    PERCENT
                                           --------   -------        --------   -------
Commercial and Industrial ............     $ 44,540      10%         $ 49,846      13%

Real Estate Non-Residential Properties      347,830      77%          297,850      75%

Residential Properties ...............       34,431       8%           24,802       6%

Construction .........................       20,728       4%           17,771       4%

Consumer * ...........................        6,129       1%            6,380       2%
                                           --------   -------        --------   -------

Gross Loans ..........................      453,658     100%          396,649     100%

less:  net deferred fees .............        1,256                     1,348
                                           --------                  --------
Total loans ..........................      452,402                   395,301

less:  allowance for loan losses .....        4,868                     4,844
                                           --------                  --------
Net loans ............................     $447,534                  $390,457
                                           ========                  ========

* Includes $835 thousand and $819 thousand in overdrafts at September 30, 2002 and December 31, 2001, respectively.


Changes in the allowance for loan losses are as follows:

                                                THREE MONTHS ENDED                              NINE MONTHS ENDED
                                     ----------------------------------------       ----------------------------------------
                                     SEPTEMBER 30, 2002    SEPTEMBER 30, 2001       SEPTEMBER 30, 2002    SEPTEMBER 30, 2001
                                     ------------------    ------------------       ------------------    ------------------
                                                                      (Dollars in thousands)
Balance at beginning of period ..... $            4,583    $            3,489       $            4,844    $            2,381
Provision for loan losses ..........                372                   526                      625                 1,629
Charge-offs ........................                (87)                  (61)                    (612)                  (61)
Recoveries .........................                 --                    --                       11                     5
                                     ------------------    ------------------       ------------------    ------------------
Ending Balance ..................... $            4,868    $            3,954       $            4,868    $            3,954
                                     ==================    ==================       ==================    ==================
Ratio of net charge-offs to
average loans outstanding ..........               0.02%                 0.02%                    0.14%                 0.02%

Balance of allowance as a % of
total loans at period end ..........               1.08%                 1.09%                    1.08%                 1.09%

Loans with unpaid principal balances of $723 and $967 thousand were 90 days or more contractually delinquent or on nonaccrual status at September 30, 2002 and December 31, 2001.

NOTE 7 - CAPITAL STRUCTURE

The shareholders of the Company approved a resolution to amend the Company's Certificate of Incorporation at the annual meeting held April 26, 2002. The amendment eliminated the Company's Class A common stock (1,000,000 shares) and re-designated the Class B common stock (7,500,000 shares) as Common Stock (8,500,000 shares).


NOTE 8 - OTHER EXPENSE ITEMS

Other expense for the three month periods ended September 30, 2002 and 2001 includes $142 thousand and $125 thousand in data processing expenses, respectively. Other expense in the third quarter of 2002 also includes $159 thousand in expenses related to the proposed acquisition of the Company.

Other expense for the nine month periods ended September 30, 2002 and 2001 includes $420 thousand and $336 thousand in data processing expenses, respectively. Other expense in 2002 also includes $159 thousand in expenses related to the proposed acquisition of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On August 29, 2002, the boards of directors of the Company, RBC Centura Banks, Inc. ("RBC Centura") and Royal Bank of Canada ("RBC") adopted an Agreement and Plan of Merger (the "Merger Agreement") that will result in the Company becoming a wholly owned subsidiary of RBC Centura. RBC Centura is the U.S. banking subsidiary of Royal Bank of Canada, which is Canada's largest financial institution as measured by market capitalization and assets, and is one of North America's leading diversified financial services companies. The full text of the Merger Agreement is attached to the Proxy Statement for the Special Shareholders' Meeting to be held on December 13, 2002, which proxy statement was filed with the Securities and Exchange Commission on November 4, 2002. The Agreement and Plan of Merger was amended on October 25, 2002 to provide for an early January 2003 closing date assuming all of the conditions of the merger are satisfied.


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

                              RESULTS OF OPERATIONS


          Three Months Ended September 30, 2002 and September 30, 2001

The Company generated net income of $1.6 million, or $0.30 per share basic and $0.28 per share diluted, in the third quarter of 2002 compared to net income of $463 thousand, or $0.09 per share basic and $0.08 per share diluted, in the third quarter of 2001.

At September 30, 2002, the Company's total assets reached $595.5 million, an increase of 19.7% over total assets at December 31, 2001. The Company's net loans totaled $447.5 million, an increase of 14.6% over net loans at December 31, 2001, and the Company's deposits totaled $542.6 million, an increase of 20.8% over total deposits at December 31, 2001.

INTEREST AND DIVIDEND INCOME. The Company's interest and dividend income increased $564 thousand, or 6.9%, to $8.7 million for the quarter ended September 30, 2002 from $8.1 million for the same period of 2001. This increase in interest income primarily relates to an increase in the Company's average balance of earning assets, partially offset by a lower yield on those interest earning assets. Average balances increased by $92.5 million for loans and $18.5 million for federal funds sold and the average balance for investment securities (including Federal Reserve Bank stock and FHLB stock) decreased $1.4 million as compared to the same quarter in 2001. The average yield on the loan portfolio decreased to 7.0% in the third quarter of 2002, compared to 8.0% in the third quarter of 2001. The average yield on federal funds sold decreased to 1.7% in the third quarter of 2002 from 3.4% for the same period in 2001. The average yield on investment securities, including Federal Reserve Bank and FHLB stocks, decreased to 5.4% in the third quarter of 2002 from 6.4% in the third quarter of 2001. During the three months ended September 30, 2002 the yield on the Company's interest earning assets decreased to 6.4% from 7.5% for the three months ended September 30, 2001. All decreases are due primarily to lower market interest rates, as well management's decision to enhance the Company's liquidity by increasing its investment in federal funds sold. Management believes the liquidity will be needed both to fund future loan demand and to provide liquidity as the Company's portfolio of certificates of deposit originated over the internet continues to run off. The Company does not intend to emphasize this method of origination of deposits in the future.

INTEREST EXPENSE. The Company's interest expense for the third quarter of 2002 decreased $979 thousand, or 24.7%, to $3.0 million from $4.0 million for the same period last year. The decrease in interest expense reflects a lower cost of funds on interest bearing liabilities partially offset by a 22.0% increase in average interest bearing liabilities at September 30, 2002, as compared to the same period in 2001. Total average deposits increased $112.5 million in the third quarter of 2002 as compared to the same period in 2001. The average balance of non-interest bearing demand deposits and money market deposits increased by $30.6 million, and $77.3 million, respectively, in the third quarter of 2002 as compared to the same period in 2001, with the average balance of non-interest bearing demand deposits reaching $83.0 million for the three months ended September 30, 2002 from $52.4 million for the three months ended September 30, 2001. In addition, the average balance of the Company's time deposits decreased $8.1 million, to $208.8 million for the three months ended September 30, 2002 from $216.9 million for the three months ended September 30, 2001. The Company's average cost of deposits for the three months ended September 30, 2002, decreased to 2.3% from 3.8% for the comparable period of 2001, primarily due to the lower rates of interest on deposit accounts. The average balance of securities sold under agreement to repurchase was $2.9 million, and the average balance of other borrowings was $355 thousand at average rates of 6.4% and 5.3% respectively, during the three months ended September 30, 2002. In the quarter ended September 30, 2001 the average balance of securities sold under agreement to repurchase was $5.9 million and the average of other borrowings was $1.0 million, at average rates of 6.3% and 3.9%, respectively. The Company's average cost of funds for the three months ended September 30, 2002, decreased to 2.3% from 3.8% in the comparable period of 2001 due primarily to lower market interest rates.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income for the three months ended September 30, 2002, increased by $1.5 million, or 37.1%, over the same period last year. The Company's net interest margin increased 36 basis points to 4.19% for the quarter ended September 30, 2002 as compared to the comparable quarter of 2001. The decline is based primarily on management's decision to increase the Company's liquidity to provide for continued loan growth and to provide alternative liquidity as the Company's internet certificate portfolio continues to roll off.

The Company's net interest spread increased 59 basis points to 3.65% for the three months ended September 30, 2002, from 3.06% for the comparable period of 2001. The increased net interest spread reflects a greater decline in the Company's cost of interest paying liabilities than the decline in its yield on earning assets.

PROVISION FOR LOAN LOSSES. The determination of the allowance for loan losses, and the related provision, is considered by management to be a critical accounting policy and is based upon estimates made by management. The provision for loan losses decreased to $372 thousand for the three months ended September 30, 2002, from $526 thousand in the same period of 2001, reflecting the slower growth in the loan portfolio in the third quarter of 2002 as well as management's assessment of the quality of the loan portfolio and its view of the current state of the economy. The Company's provision for loan losses maintained the allowance at a level management believes appropriate in light of the Company's lending activities, the quality of the loan portfolio, collateral maintained, historical experience, volume and type of lending conducted by the Company, the status of past due and non-performing loans, the general economic conditions of the Company's lending area and other factors affecting collectibility of the Company's loan portfolio. The Company had no recoveries and charged off $87 thousand against the allowance during the quarter. Total classified loans increased to $880 thousand at September 30, 2002 from $532 thousand at June 30, 2002. The Company's ratio of non-performing assets to total assets declined to 0.14% at September 30, 2002 from 0.19% at December 31, 2001.

While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, the financial status of borrowers and regulatory requirements.

NON-INTEREST INCOME. For the third quarter of 2002, total non-interest income increased $62 thousand, or 23.4%, to $327 thousand from $265 thousand in the same period of last year. The increase includes $19 thousand more in service charges and fees on deposit accounts and $25 thousand more in insurance commissions earned by Admiralty Insurance Services, LLC, the Company's former insurance affiliate.

NON-INTEREST EXPENSE. For the three-month period ended September 30, 2002, the Company experienced increases of $49 thousand in its non-interest expense over the comparable period of 2001. For the three-month period ended September 30, 2002, the Company's total non-interest expense was $3.2 million, compared to total non-interest expense of $3.1 million for the same period in 2001. The increase in non-interest expense in the three month period of 2002 reflects a $117 thousand increase in salaries and employee benefit expense as the Company hired additional staff to administer growth in its loan and deposit portfolios and to staff its new full service branches in Altamonte Springs (which opened in September 2001) and Fort Lauderdale (which opened in August 2001). Full time equivalent employees increased to 120 at September 30, 2002, from 117 at September 30, 2001. The increase in salaries and benefits is more than offset by a decrease of $194 thousand in expense for the senior management incentive program as the Company has suspended the program for 2002. Occupancy expense increased by $16 thousand, or 3.5%, in the three months ended September 30, 2002 as compared to the same period in 2001. The increase in occupancy expenses relates primarily to $24 thousand for expenses at the Fort Lauderdale branch which opened in August 2001. Furniture and equipment expenses increased to $27 thousand in the third quarter of 2002 from $187 thousand in the third quarter of 2001. Increases to furniture and equipment expenses at the Fort Lauderdale and Altamonte Springs offices were $9 thousand and $4 thousand, respectively, in 2002 while the Company did not have these locations for the full quarter in 2001. Due to the Company's adoption of SFAS 142 "Goodwill and Other Intangible Assets", the Company had no goodwill amortization in 2002 and $38 thousand for the third quarter of 2001. The Company experienced a net increase of $122 thousand in other non-interest expenses in the third quarter of 2002 compared to the same period in 2001. This increase includes increases of $17 thousand in data processing, $34 thousand in amortization of SBA loan related assets, $22 thousand for courier services and $16 thousand in other real estate expenses. The increase is partially offset by decreases of $13 thousand in business development, and supplies and $16 thousand in donations. Other expenses were also reduced by $52 thousand in director and committee fees and expenses, as the Company suspended these payments for 2002. Other expenses for the third quarter of 2002 also include $100 thousand paid to Sandler O'Neill & Partners, L.P. for their advisory services related to the merger agreement between the Company, RBC Centura and Royal Bank of Canada. The Company also accrued $50 thousand in the third quarter of 2002 toward legal expenses in connection with the merger transaction.

INCOME TAXES. Income tax expense increased to $896 thousand for the quarter ended September 30, 2002, compared to $311 thousand for the same period last year due to higher taxable income in the current quarter. The effective tax rate for the third quarter of 2002 was 36.1% compared to 40.2% in the third quarter of 2001. The reduced effective tax rate is attributable to relief of $81 thousand of the valuation allowance for the deferred tax asset, non-deductible expenses including the amortization of goodwill and a higher level of taxable income in relation to the non-deductible expenses.

           Nine months Ended September 30, 2002 and September 30, 2001

The Company generated net income of $4.5 million, or $0.85 per share basic and $0.80 per share diluted, in the nine months ended September 30, 2002 compared to net income of $934 thousand, or $0.20 per share basic and $0.19 per share diluted, in the same period of 2001.

INTEREST AND DIVIDEND INCOME. The Company's interest and dividend income increased $2.7 million, or 12.2%, to $25.0 million for the nine months ended September 30, 2002 from $22.3 million for the same period of 2001. This increase in interest income primarily relates to an increase in the Company's average balance of earning assets, partially offset by a lower yield on those interest earning assets. Average balances increased by $122.3 million for loans, $4.5 million for investment securities (including Federal Reserve Bank stock and FHLB stock) and $23.6 million for federal funds sold. The average yield on the loan portfolio decreased to 7.0% in the nine months ended September 30, 2002, compared to 8.6% in the nine months ended September 30, 2001. The average yield on federal funds sold decreased to 1.7% in the nine months ended September 30, 2002 from 4.4% for the same period in 2001. The average yield on investment securities, including Federal Reserve Bank and FHLB stocks, decreased to 5.6% in the nine months ended September 30, 2002 from 6.6% in the same period of 2001. During the nine months ended September 30, 2002 the yield on the Company's interest earning assets decreased to 6.4% from 8.0% during the nine months ended September 30, 2001. All decreases are due primarily to lower market interest rates.

INTEREST EXPENSE. The Company's interest expense for the nine months ended September 30, 2002 decreased $2.2 million, or 19.5%, to $9.1 million from $11.3 million for the same period last year. The decrease in interest expense reflects a lower cost of funds on interest bearing liabilities partially offset by a 38.6% increase in average interest bearing liabilities at September 30, 2002, as compared to the same period in 2001. Total average deposits increased $152.5 million in the nine months ended September 30, 2002 as compared to the same period in 2001. The average balance of non-interest bearing demand deposits and money market deposits increased by $29.9 million, and $64.6 million, respectively, in the nine months ended September 30, 2002 as compared to the same period in 2001, with the average balance of non-interest bearing demand deposits reaching $78.0 million for the nine months ended September 30, 2002 from $48.1 million for the nine months ended September 30, 2001. In addition, the average balance of the Company's time deposits increased by $44.4 million, to $227.5 million for the nine months ended September 30, 2002 from $183.1 million for the nine months ended September 30, 2001. The Company's average cost of deposits for the nine months ended September 30, 2002, decreased to 2.4% from 4.2% for the comparable period of 2001, primarily due to the lower rates of interest on deposit accounts. The average balance of securities sold under agreement to repurchase was $2.9 million, and the average balance of other borrowings was $554 thousand at average rates of 6.5% and 2.9% respectively, during the nine months ended September 30, 2002. In the nine months ended September 30, 2001 the average balance of securities sold under agreement to repurchase was $5.9 million and the average of other borrowings was $2.3 million, at average rates of 6.3% and 5.5%, respectively. The funds received in the securities repurchase contract were for a three year term and therefore reflect the market rate of interest for a three year borrowing when the arrangement originated in October 1999. The Company's average cost of funds for the nine months ended September 30, 2002, decreased to 2.4% from 4.3% in the comparable period of 2001 due primarily to lower market interest rates.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income for the nine months ended September 30, 2002, increased by $4.9 million, or 44.9%, over the same period last year.

The Company's net interest margin increased 12 basis points to 4.06% for the nine months ended September 30, 2002 as compared to the same period in the prior year and the Company's net interest spread increased 45 basis points to 3.52% for the nine months ended September 30, 2002, from 3.07% for the comparable period of 2001. The increase in net interest spread reflects a greater decline in the Company's cost of interest paying liabilities than the decline in its yield on earning assets. The decline in the cost of liabilities reflects current lower market interest rates and a shift in the deposit mix toward lower cost deposits.

PROVISION FOR LOAN LOSSES. The determination of the allowance for loan losses, and the related provision, is considered by management to be a critical accounting policy and is based upon estimates made by management. The provision for loan losses decreased to $625 thousand for the nine months ended September 30, 2002, from $1.6 million in the same period of 2001, reflecting the slower growth in the loan portfolio in the nine months ended September 30, 2002; management's assessment of the asset quality within the loan portfolio; as well as management's view of the current state of the economy. The Company's provision for loan losses maintained the allowance at a level management believes appropriate in light of the Company's current lending activities, management's assessment of the quality of the loan portfolio, collateral maintained, historical experience, volume and type of lending conducted by the Company; the status of past due and non-performing loans; the general economic conditions of the Company's lending area; and other factors affecting collectibility of the Company's loan portfolio. The Company recovered $11 thousand of previously charged off loans and charged off $612 thousand against the allowance during the period. Two loans with an aggregate balance of $248 thousand were transferred to other real estate during the nine month period. One of the properties was subsequently sold with no material loss and the other remains on the books and is currently under contract for sale. Total classified loans were reduced to $880 thousand at September 30, 2002 from $1.6 million at December 31, 2001. The Company's ratio of non-performing assets to total assets decreased to 0.14% at September 30, 2002 from 0.19% at December 31, 2001. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, the financial status of borrowers and regulatory requirements.

NON-INTEREST INCOME. For the nine months ended September 30, 2002, total non-interest income increased $47 thousand, or 5.3%, to $938 thousand from $891 thousand in the same period of last year. The increase includes $21 thousand more in service charges and fees, $9 thousand more in gains on sales of loans and $17 thousand more in miscellaneous other income.

NON-INTEREST EXPENSE. During the nine month period ended September 30, 2002, the Company experienced increases of $455 thousand in its non-interest expense over the comparable period of 2001. For the nine month period ended September 30, 2002, the Company's total non-interest expense was $9.1 million, compared to total non-interest expense of $8.6 million for the same period in 2001. The increase in non-interest expense in the nine month period of 2002 reflects a $55 thousand increase in salaries and employee benefit expense as the Company hired additional staff to administer growth in its loan and deposit portfolios and to staff its new full service branches in south Orlando (which opened in March
2001), Cocoa Beach (which opened in April 2001), Altamonte Springs (which opened in September 2001) and Fort Lauderdale (which opened in August 2001). The increase in salaries and benefits is partially offset by a decrease of $395 thousand in expense for the senior management incentive program as the Company has suspended the program for 2002. Occupancy expense increased $242 thousand in the nine months ended September 30, 2002 as compared to the same period in 2001. The increase in occupancy expenses relates primarily to $65 thousand for the Altamonte Springs office, $41 thousand for the South Orlando office, $9 thousand for the Orlando office, $18 thousand for the Cocoa Beach office, $72 thousand for the Fort Lauderdale office and $14 thousand for the administrative offices. Furniture and equipment expenses increased to $630 thousand in the first nine months of 2002 from $503 thousand in the comparable period of 2001. This increase in furniture and equipment expenses relates primarily to the Altamonte Springs, South Orlando, Downtown Orlando, Cocoa Beach and Fort Lauderdale offices which were not open for the full nine month period in 2001. As discussed above, the Company had no goodwill amortization in 2002 and $115 thousand in goodwill amortization for the first nine months of 2001. The Company experienced a net increase of $146 thousand in other non-interest expenses in the third quarter of 2002 compared to the same period in 2001. This increase includes increases of $84 thousand in data processing expenses and $72 thousand in other losses. The increases are partially offset by decreases of $58 thousand in stationery and supplies, $46 thousand in business development and public relations and $36 thousand in donations. Other operating expense also includes a $162 thousand decrease in director and committee fees and expenses as the Company suspended these payments for 2002. Other expenses for 2002 also include $100 thousand paid to Sandler O'Neill & Partners, L.P. for their advisory services related to the merger agreement between the Company, RBC Centura and Royal Bank of Canada. The Company also accrued $50 thousand in 2002 toward legal expenses in connection with the merger transaction.

INCOME TAXES. Income tax expense increased to $2.6 million for the nine months ended September 30, 2002, compared to $660 thousand for the same period last year due to higher taxable income in the current period. The effective tax rate for the nine months ended September 30, 2002 was 36.6% compared to 41.4% in the same period in 2001. The reduced effective tax rate is attributable to relief of $81 thousand of the valuation allowance for the deferred tax asset, lower non-deductible expenses including the amortization of goodwill and a higher level of taxable income in relation to the non-deductible expenses.

                               FINANCIAL CONDITION

                September 30, 2002 compared to December 31, 2001

Total assets increased to $595.5 million, an increase of $98.0 million, or 19.7%, from total assets of $497.6 million at December 31, 2001. Changes in total assets includes increases of $4.6 million in cash and non-interest bearing due from banks, $39.6 million in federal funds sold, $57.1 million in net loans, and $985 thousand in investment securities held to maturity. The change in total assets also includes decreases of $3.6 million in investment securities classified as available for sale, $285 thousand in interest bearing due from banks, $163 thousand in premises and equipment net of amortization and accretion and $163 thousand in other assets.

The $57.1 million increase in net loans is comprised primarily of increases of $50.0 million in non-residential real estate loans, $9.6 million in residential real estate loans and $3.0 million in construction loans. The Company experienced a decrease of $5.3 million in commercial and industrial loans over the nine month period. The net increase is the result of the management team's continuing efforts to attract new business and expand relationships with existing customers. There has been no significant change in the loan portfolio mix at September 30, 2002 as compared to December 31, 2001.

At September 30, 2002, federal funds sold increased by $39.6 million from December 31, 2001. The increase is attributable primarily to management's decision to increase liquidity through local deposits to fund its anticipated run off of the portfolio of internet certificates as well as to fund anticipated loan growth.

Total deposits increased 20.8%, to $542.6 million at September 30, 2002 from $449.1 million at December 31, 2001. Deposits and the deposit mix are summarized as follows:
                                     SEPTEMBER 30, 2002     DECEMBER 31, 2001
                                     ------------------     ------------------
                                               (dollars in thousands)
Non-interest bearing demand .......  $ 83,831       16%     $ 63,988       14%
Savings, NOW and money market .....   240,683       44%      161,480       36%
Time deposits, under $100,000 .....   109,897       20%      111,402       25%
Time deposits, $100,000 and over...   108,224       20%      112,274       25%
                                     --------     -----     --------     -----
                                     $542,635      100%     $449,144      100%
                                     ========               ========

Money market accounts increased $68.1 million in the first nine months of 2002. This increase reflects the market's acceptance of two, tiered rate money market account products, which pay increased rates as the balance in the account increases.

Time deposits decreased $5.6 million in the first nine months of 2002. The Company subscribes to a deposit listing service on the internet which allows it to post time deposit rates on a web site which is available to other subscribers who use the site as an information source for investing in time deposits. The deposits raised through this program are primarily deposits of credit unions, savings banks and commercial banks at terms from ninety days to three years. A substantial portion of the internet certificates are being allowed to run off at maturity as the Company raises money locally. At September 30, 2002 the Company had $23.5 million in deposits raised through this program compared to $106.1 million at December 31, 2001. The weighted average rate of the internet portfolio at September 30, 2002 was 3.00%, the weighted average contractual life was 10.7 months and the weighted average remaining life was 3.4 months.

The following table sets forth the average amounts of various types of deposits for each of the periods indicated:

                                      NINE MONTHS ENDED         YEAR ENDED
                                     SEPTEMBER 30, 2002     DECEMBER 31, 2001
                                     ------------------     ------------------
    (dollars in thousands)                       AVERAGE                AVERAGE
                                      AMOUNT      YIELD      AMOUNT      YIELD
                                     --------     -----     --------     -----
Non-Interest Bearing Demand .......  $ 78,047      0.0%     $ 51,083      0.0%
Interest-Bearing Demand ...........    31,529      0.5%       21,084      0.6%
Money Market Deposits .............   157,444      2.3%      101,740      3.5%
Savings Deposits ..................     3,351      1.2%        2,327      1.7%
Time Deposits .....................   227,522      3.6%      194,266      5.4%
                                     --------               --------
Total .............................  $497,893               $370,500
                                     ========               ========

The decreased average yield on time deposits is primarily attributable to the rollover of older higher rate certificates of deposit within the portfolio to the lower rates currently being offered.

Securities sold under agreement to repurchase totaled $2.9 million at September 30, 2002 and December 31, 2001. This repurchase transaction involved a $10.1 million FHLMC mortgage backed security, which was simultaneously purchased and sold under agreement to repurchase, and which is classified as held to maturity. The Company is required to maintain a specified margin between the market value of the security and the amount advanced under the repurchase agreement.

During June 2002, the Company established a $3 million, revolving borrowing line with one of the Bank's correspondent banks. The line, which is secured by 100 percent of the Bank's outstanding shares, is to be used by the Company solely for the purpose of maintaining the Bank in a well capitalized status. The line is for one year and bears interest at prime minus one percent, with a 4.75% floor, with interest only payable quarterly. The $750 thousand in other borrowings at September 30, 2002 represent funds drawn under the Company's revolving line. In order to gain release of the stock securing this borrowing line, the Company anticipates replacing the line of credit with a $5 million, unsecured line of credit with RBC Centura during the fourth quarter of 2002. At December 31, 2001 the $1.0 million other borrowing represents a FHLB advance. The funds obtained when this advance was originated in February 2000 were used toward the purchase of a $10.0 million GNMA II mortgage-backed security, of which one half is classified as available for sale and one half is classified as held to maturity. The security was pledged to secure the borrowing line and the

Company was required to maintain a specified margin between the market value of the security and the amount advanced under the line. The FHLB advance was paid off in April 2002 and the security is no longer pledged to the FHLB.

Accrued interest payable decreased $49 thousand, or 9.9%, due primarily to lower rates being paid on interest paying liabilities partially offset by an increased volume of interest paying liabilities. Other liabilities decreased $42 thousand, or 5.6%, due primarily to a $22 thousand decrease in loan commitment fees on loans not yet closed and other loan related fees, and a $72 thousand decrease in accrued income taxes partially offset by a $52 thousand increase in other accrued expenses.

ASSET QUALITY

The Company's principal earning assets are its loans. Inherent in the lending function is the risk of the borrower's inability to repay their loan under its existing terms. Risk elements include non-accrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate.

Non-performing assets include loans that are not accruing interest (non-accrual loans) as a result of principal or interest being contractually delinquent for a period of 90 days or more. When a loan is classified as non-accrual, interest accruals discontinue and all accumulated accrued interest receivable is backed out of current period income. Until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines the financial condition of the borrower and other factors merit recognition of such payments as interest.

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

Non-accrual loans increased to $723 thousand at September 30, 2002 from $524 thousand at December 31, 2001. The balance represents the unguaranteed portion of four Small Business Administration loans and three conventional loans. Management believes these loans are all adequately reserved and it does not expect any material losses as a result of these credits.

The Company had $129 thousand in other real estate owned at September 30, 2002 representing a former restaurant. Management does not expect any material losses from the disposition this property. The Company had no other real estate owned at December 31, 2001.

The following table sets forth information concerning risk elements in the Company's portfolio:

                                              SEPTEMBER 30,     DECEMBER 31,
                                                  2002              2001
                                              ------------      ------------
                                                  (dollars in thousands)

Non-accrual loans .........................   $        723      $        524
Other real estate owned ...................            129                 0
                                              ------------      ------------
Total non-performing assets (1) ...........   $        852      $        524
                                              ============      ============

Non-accrual loans to total loans ..........           0.16%             0.13%
Non-performing assets to total assets......           0.14%             0.19%
Allowance for loan losses as a
percentage of non-performing assets........         571.46%           500.93%


(1) Excludes loans past due 90 days or more and still accruing interest of $443 thousand at December 31, 2001. No loans were past due 90 days or more and still accruing interest at September 30, 2002.

ALLOWANCE FOR LOAN LOSSES

The Company attempts to maintain an allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance. Our officers, outside, independent loan review auditors and our Directors' Loan Committee analyze risks within the loan portfolio on an ongoing basis. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess the risk and appropriate allowances. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors management feels deserve recognition in establishing an appropriate allowance. There were no significant changes in loan concentrations, quality and terms during the nine months ended September 30, 2002, that resulted in a change in the allowance for loan losses. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. There were no significant changes in the estimation methods or fundamental assumptions used in the calculation of the allowance for loan losses at September 30, 2002 compared to December 31, 2001. Additions to the allowance are made by provisions charged to expense and the allowance is reduced by net charge-offs (i.e., loans judged to be uncollectible and charged against the allowance, less any recoveries on such loans). Although management attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions. In addition, various regulatory agencies periodically review the Company's loan portfolio and allowance for loan losses. These agencies may require the Company to take additional provisions based on their judgments about information available to them at the time of their examination.

At September 30, 2002, the allowance for loan losses was $4.9 million, an increase of $24 thousand from December 31, 2001. During the nine months ended September 30, 2002 the Company had charge-offs of $612 thousand, recoveries of $11 thousand and provided a loan loss provision of $625 thousand. The charge-offs primarily relate to two loans previously identified as problem loans, a partial charge-off of the unsecured portion of two other loans and the charge-off of an overdrawn deposit account.

INVESTMENT SECURITIES
At September 30, 2002, the Company's investment securities portfolio, both held to maturity and available for sale, totaled $51.0 million, a decrease of $2.6 million, from total investment securities of $53.6 million at December 31, 2001. The Company invested primarily in U.S. Treasury and U.S. Agency securities during the nine months ended September 30, 2002. At September 30, 2002, $14.4 million of the Company's investment securities were classified as available for sale and $36.6 million were classified as held to maturity. At December 31, 2001, $18.0 million and $35.6 million of securities were classified as available for sale and held to maturity, respectively.

The Company classifies all of its investment securities as available for sale or held to maturity; it has no securities held for trading.

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

Net cash provided by the Company's operating activities was $6.2 million in the first nine months of 2002 compared to $2.8 million for the nine months ended September 30, 2001.

Net cash used in investing activities was $55.7 million in the period ended September 30, 2002 compared to $162.6 million in the comparable period of 2001. Net cash provided by the Company's investment portfolio was $2.8 million in the first nine months of 2002, while in the comparable period of 2001 it used $18.5 million for its securities portfolio. Additionally, the Company used $57.9 million and $140.7 million for net loans and loan sales in the first nine months of 2002 and 2001, respectively. The change in the level of cash used for the investment and loan portfolios reflects management's moderation of the Company's growth rate.

Net cash provided by the Company's financing activities was $93.3 million in the first nine months of 2002, and $183.0 million in the comparable period of 2001. The increase in 2002 was due to a $93.5 million increase in deposits, $750 thousand in borrowings from a correspondent bank and $65 thousand received from the exercise of stock options. The 2002 increases were partially offset by repayment of $1.0 million in FHLB advances. Deposits provided an increase of $172.9 million and proceeds from the issuance of common stock provided $13.1 million while repayment of FHLB borrowings used $3.0 million in the nine months ended September 30, 2001.

As a state chartered commercial bank, the Bank is required to maintain a daily liquidity position equal to at least 15 percent of its total transaction accounts and 8 percent of its total non-transaction accounts, less those deposits of public funds for which security has been pledged. As of September 30, 2002, the Bank had a liquidity ratio of 23.1% which was adequate to meet the statutory requirement. The primary source of the Bank's liquidity is federal funds sold - overnight loans to major commercial banks. At September 30, 2002, federal funds sold totaled $60.8 million. Funds not required to meet loan and deposit demand were invested primarily in U.S Treasury and U.S. Government Agency securities. The Bank considers these investments to be secondary sources of liquidity. The Bank's investment securities classified as available for sale had a carrying value of $14.4 million at September 30, 2002.

An additional external source of liquidity is an unsecured $12 million federal funds overnight borrowing line of credit and a secured line of credit with a correspondent bank. The Company's unencumbered investment securities are the collateral for the secured line of credit and serve to determine the total amount available under the line. At September 30, 2002, no funds were drawn under either the secured or unsecured line. The Company did not draw on either the secured or unsecured lines of credit during the nine months ended September 30, 2002. The Company also maintains a line of credit at the Federal Home Loan Bank of Atlanta secured by first lien residential mortgages.

CAPITAL RESOURCES

The shareholders of the Company approved a resolution to amend the Company's Certificate of Incorporation at the annual meeting held April 26, 2002. The amendment eliminates the Company's Class A common stock (1,000,000 shares) and re-designates the Class B common stock (7,500,000 shares) as Common Stock (8,500,000 shares).

Total stockholders' equity increased to $48.1 million at September 30, 2002 from $43.3 million at December 31, 2001. September 30, 2002 equity was affected by net income of $4.5 million, an increase of $65 thousand for stock options exercised, and an increase of $245 thousand in net unrealized gains on available for sale securities.

At September 30, 2002, the Company exceeded all regulatory capital requirements as follows:
                                CAPITAL ADEQUACY
                             (dollars in thousands)

                                                                                        TO BE WELL CAPITALIZED
                                                                 FOR CAPITAL            UNDER PROMPT CORRECTIVE
                                        ACTUAL                ADEQUACY PURPOSES            ACTION PROVISIONS
                               ------------------------    ------------------------    ------------------------
                                 AMOUNT         RATIO        AMOUNT         RATIO        AMOUNT         RATIO
                               ----------    ----------    ----------    ----------    ----------    ----------
                                                            (Dollars in thousands)
Total Capital
  (to risk weighted assets) .. $   49,173         9.86%    >/=$39,899    >/= 8.00%     >/=$49,874    >/= 10.00%

Tier I Capital
  (to risk weighted assets) .. $   44,305         8.88%    >/=$19,950    >/= 4.00%     >/=$29,924     >/= 6.00%

Tier I Capital
  (to average assets) ........ $   44,305         7.88%    >/=$22,498    >/= 4.00%     >/=$28,122     >/= 5.00%

On March 11, 2000, the Company converted from a one bank holding company to a financial holding company under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "Modernization Act"). This status permits the Company to undertake financial activities which need not be closely related to banking, such as insurance brokerage activities. Under the Modernization Act, the Company's bank subsidiary must, among other requirements, remain "well capitalized" or the Company could be required to divest itself of its non-banking activities. At September 30, 2002, the Company had $750 thousand drawn against this credit line which was used toward a capital investment in the Bank.

At September 30, 2002, the Bank exceeded all regulatory capital requirements as follows:



                                CAPITAL ADEQUACY
                             (dollars in thousands)

                                                                                        TO BE WELL CAPITALIZED
                                                                 FOR CAPITAL            UNDER PROMPT CORRECTIVE
                                        ACTUAL                ADEQUACY PURPOSES            ACTION PROVISIONS
                               ------------------------    ------------------------    ------------------------
                                 AMOUNT         RATIO        AMOUNT         RATIO        AMOUNT         RATIO
                               ----------    ----------    ----------    ----------    ----------    ----------
                                                            (Dollars in thousands)
Total Capital
  (to risk weighted assets)....>/=$49,904      10.01%      >/=$39,899     >/= 8.00%    >/=$49,873     >/=10.00%

Tier I Capital
  (to risk weighted assets)....>/=$45,036       9.03%      >/=$19,949     >/= 4.00%    >/=$29,924     >/= 6.00%

Tier I Capital
  (to average assets)..........>/=$45,036       8.01%      >/=$22,491     >/= 4.00%    >/=$28,114     >/= 5.00%

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements of the Company and notes hereto, presented elsewhere herein, have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

The Company's most recent available information, as of June 30, 2002, indicates if interest rates increase 200 basis points or decrease 100 basis points from current rates at a steady pace over the twelve months succeeding the analysis date, the Company would expect net interest income to increase 4.9% or decrease 3.3%, respectively. In addition, based on an immediate and sustained 200 basis point increase or decrease, the Company would expect its estimated Net Portfolio Value to increase $13.6 million or decrease $14.4 million, respectively. The change in Net Portfolio Value is caused by the mix in the Company's portfolios of interest earning assets and interest paying liabilities. Variable and adjustable rate loans make up 65%, or $377 million, of the Company's assets. Interest bearing deposits total $445 million and borrowings total $2.9 million at the simulation date. The Company's interest earning assets tend to reprice faster than its interest bearing liabilities. Therefore, during periods of falling interest rates, the Company's earning assets are expected to reprice faster than its paying liabilities. This repricing difference results in a reduction in the Net Portfolio Value in a falling rate environment. In a rising rate environment the Company would also expect its earning assets to reprice faster than its paying liabilities resulting in an increase in the Net Portfolio Value.



ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II   OTHER INFORMATION
---------------------------


ITEM 1.  LEGAL PROCEEDINGS

The Company and the Bank are periodically involved in various legal proceedings as a normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of shareholders during the period covered by this report.


ITEM 5.  OTHER INFORMATION

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Number    Description
              ------    -----------
                2.1     Agreement and Plan of Merger dated as of August 29,
                        2002, among Admiralty Bancorp, Inc., RBC Centura Banks,
                        Inc. and Royal Bank of Canada. (1)

                2.2 Amendment to Agreement and Plan of Merger dated as of August 29, 2002, among Admiralty Bancorp, Inc., RBC Centura Banks, Inc. and Royal Bank of Canada, dated as of October 25, 2002. (2)

                10.1 Form of Retention Agreement dated as of August 29, 2002, between Admiralty Bancorp, Inc. and various Employees.
                        (3)

                99.1 Form of Voting and Support Agreement dated August 29, 2002 between Royal Bank of Canada and certain stockholders of Admiralty Bancorp, Inc. (1)

                99.2 Amended and Restated Voting and Support Agreement dated October 16, 2002 between Royal Bank of Canada and Bruce A Mahon. (2)

                99.3 Amended and Restated Voting and Support Agreement dated October 16, 2002 between Royal Bank of Canada and Ward Kellogg. (2)

                99.4    Section 906 Certifications. (3)
                ----------------
                (1) Incorporated herein by reference to Exhibits 2.1 and 99.1, respectively, to the Company's Form 8-k dated August 29, 2002, filed with the Securities and Exchange Commission on September 6, 2002.
                (2) Incorated herein by reference to Exhibits 2.1, 99.1 and
                    99.2, respectively, to the Company's Form 8-k dated October 16, 2002, filed with the Securities and Exchange Commission on November 1, 2002.
                (3) Filed herewith.

         (b)  Reports on Form 8-K


On July 17, 2002 the Company filed a Form 8-K reporting its results for the second quarter of 2002.

On September 6, 2002 the Company filed a Form 8-K reporting that it had entered in to an agreement and plan of merger with Royal Bank of Canada, and its wholly owned U.S. banking subsidiary, RBC Centura Banks, Inc.

                                 SIGNATURE PAGE
                                 --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                          ADMIRALTY BANCORP, INC.



Date:  November 14, 2002                  By: /s/ Ward Kellogg
                                              -----------------------------
                                              WARD KELLOGG, President




Date:  November 14, 2002                  By: /s/ Kevin M. Sacket
                                              -----------------------------
                                              KEVIN M. SACKET, Treasurer
                                              (Principal Financial Officer)

                                 CERTIFICATIONS
                                 --------------


I, Ward Kellogg, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Admiralty Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ Ward Kellogg
-----------------
Ward Kellogg
Chief Executive Officer

                                 CERTIFICATIONS
                                 --------------


I, Kevin M. Sacket, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Admiralty Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ Kevin M. Sacket
---------------------
Kevin M. Sacket
Treasurer, Principal
Financial Officer