Form 10KSB/A
period 2001-12-31
ADMIRALTY BANCORP INC
filed 2002-11-25
CIK 1066808

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                 FORM 10-KSB/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART II

ITEM 7. FINANCIAL STATEMENTS

     Registrant hereby amends the Independent Auditors' Report filed as part of the Financial Statements so that it complies with the requirements of Regulation S-X.

                     ADMIRALTY BANCORP, INC. AND SUBSIDIARY

                               TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT................................   4

CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS............................   5

     CONSOLIDATED STATEMENTS OF OPERATIONS..................   6

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
      EQUITY................................................   7

     CONSOLIDATED STATEMENTS OF CASH FLOWS..................   8

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............   9

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

/s/ KPMG LLP
West Palm Beach, Florida
January 14, 2002

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



                                              ADMIRALTY BANCORP, INC.


Date: November 22, 2002                       By: /s/ Kevin M. Sacket
                                                  ------------------------------
                                                  KEVIN M. SACKET, Treasurer
                                                 (Principal Financial Officer)